Form 10-Q
period 2021-09-30
Pono Capital Corp
filed 2021-11-05
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-40734

Pono Capital Corp

(Exact name of registrant as specified in its charter)

Delaware	86-2049355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

643 Ilalo Street, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2021, 11,500,000 shares of Class A common stock, $0.000001 par value, and 2,875,000 shares of Class B common stock, $0.000001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Interim Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and for the Period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION:		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PONO CAPITAL CORP

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$396,845
Prepaid expenses	315,687
Total Current Assets	712,532

Marketable Securities held in trust account	116,725,747

Total Assets	$117,438,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$29,560
Total Current Liabilities	29,560

Deferred underwriter fee payable	3,450,000
Warrant liability	10,545,855
Total Non-Current Liabilities	13,995,855

Total Liabilities	14,025,415

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 11,500,000 shares issued and outstanding subject to possible redemption, at redemption value	116,725,000

Stockholders’ Deficit
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 521,675 issued and outstanding	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,875,000 issued and outstanding	3
Additional paid-in capital	-
Accumulated deficit	(13,312,140)
Total Stockholders’ Deficit	(13,312,136)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$117,438,279

The accompanying notes are an integral part of these unaudited condensed financial statements

PONO CAPITAL CORP

CONDENSED STATEMENTS OF OPERATIONS

September 30, 2021

(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from February 12, 2021 (Inception) through September 30, 2021

Formation and operating costs	$(113,640)	$(113,869)
Loss from Operations	(113,640)	(113,869)

Other Income (Expenses)
Bank incentive	-	5
Interest earned on marketable securities held in trust account	747	747
Change in fair value of warrant liability	(680,914)	(680,914)
Offering costs allocated to warrants	(505,696)	(505,696)
Net Loss	$(1,299,503)	$(1,299,727)

Weighted average shares outstanding of Class A common stock subject to redemption	6,043,478	2,406,926
Basic and diluted net loss per common stock	$(0.15)	$(0.28)
Weighted average shares outstanding of Class A non-redeemable common stock	274,995	109,522
Basic and diluted net loss per common stock	(0.15)	(0.28)
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	2,088,745
Basic and diluted net loss per common stock	(0.15)	(0.28)

The accompanying notes are an integral part of these unaudited condensed financial statements

PONO CAPITAL CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Common stock to Sponsor	—	—	2,875,000	3	24,997	—	25,000
Capital contribution	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	(224)	(224)
Balance - June 30, 2021	—	$—	2,875,000	$3	$25,226	$(224)	$25,005
Sale of Public Units	11,500,000	12	-	-	114,999,988	-	115,000,000
Class A Common Stock subject to possible redemption	(11,500,000)	(12)	-	-	(114,999,988)	-	(115,000,000)
Sale of Private Placement Units	521,675	1	-	-	5,216,749	-	5,216,750
Initial fair value of private warrant liability	-	-	-	-	(437,816)	-	(437,816)
Accretion redemption value of Class A common stock	-	-	-	-	(16,815,322)	-	(16,815,322)
Net Loss	-	-	-	-	-	(1,299,503)	(1,299,503)
Re-classification	-	-	-	-	12,011,163	(12,011,163)	-
Adjustment of offering cost	-	-	-	-	-	(1,250)	(1,250)
Balance - September 30, 2021	521,675	$1	2,875,000	$3	$-	$(13,312,140)	$(13,312,136)

The accompanying notes are an integral part of these unaudited condensed financial statements

PONO CAPITAL CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(1,299,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by the Sponsor in the form of capital contribution	229
Interest earned on marketable securities held in Trust Account	(747)
Offering costs allocated to warrants	505,696
Change in fair value of warrant liabilities	680,914
Changes in operating assets and liabilities:
Prepaid expenses	(315,687)
Accrued expense	29,560
Net cash used in operating activities	(399,762)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,050,000
Proceeds from sale of private placement units	5,216,750
Payment of offering costs	(770,143)
Net cash provided by financing activities	117,521,607

Net change in cash	396,845
Cash at the beginning of the period	—
Cash at the end of the period	$396,845

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$3,450,000
Initial Classification of Class A common stock subject to redemption	$116,725,000
Proceeds from promissory note and repayment	$186,542

The accompanying notes are an integral part of these unaudited condensed financial statements

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $823,378 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2021, we have available to us $396,845 of cash on our balance sheet and a working capital of $682,972.

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

September 30, 2021

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

September 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 11, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 16, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

September 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $396,845 in cash and no cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from February 12, 2021 (inception) through September 30, 2021.

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

On September 30, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of September 30, 2021
Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(9,427,125)
Class A shares issuance costs	(5,663,197)
Plus:
Accretion of carrying value to redemption value	16,815,322
Contingently redeemable Class A Common Stock	116,725,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations includes a presentation of income (loss) per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the net loss allocable to Class A common stock subject to possible redemption, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing net loss allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable Class B common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

	Three Months Ended September 30, 2021	For The Period from February 12, 2021 (Inception) Through September 30, 2021
Redeemable Class A common stock
Numerator: net loss allocable to redeemable Class A common shares	(890,341)	(678,952)
Denominator: weighted average number of redeemable Class A common shares	6,043,478	2,406,926
Basic and diluted net income per redeemable Class A common share	$(0.15)	$(0.28)

Non-redeemable Class A common shares
Numerator: net loss allocable to non-redeemable Class A common stock	(40,547)	(30,928)
Denominator: weighted average number of non-redeemable Class A common shares	274,995	109,522
Basic and diluted net loss per non-redeemable Class A common shares	$(0.15)	$(0.28)

Non-redeemable Class B common shares
Numerator: net loss allocable to non-redeemable Class B common stock	(368,615)	(589,847)
Denominator: weighted average number of non-redeemable Class B common shares	2,500,000	2,088,745
Basic and diluted net loss per non-redeemable Class B common shares	$(0.15)	$(0.28)

Note 2 — Summary of Significant Accounting Policies (Continued)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

The proceeds from the sale of the Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

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

September 30, 2021

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On March 22, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering.Upon IPO, the Company had borrowed $186,542 under the Note. On August 17, 2021, the outstanding balance owed under the Note was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

September 30, 2021

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

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 30, 2021, there were 521,675 shares of Class A common stock issued and outstanding.

Class A Common Stock Subject to Possible Redemption — We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. As of September 30, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 22, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding and were held by the Sponsor. Effective as of April 15, 2021, the Sponsor transferred 100,000 shares of Class B common stock among the chief financial officer and the three independent directors. On September 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding (includes an aggregate of 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis.

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

September 30, 2021

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

On September 30, 2021, there were 8,625,000 Public Warrants and 391,256 Placement Warrants outstanding.

PONO CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description:	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)

Assets
Marketable securities held in Trust Account	$116,725,747	$-	$-

Warrant Liabilities:
Public Warrants	$-	$-	$10,074,000
Private Placement Warrants	$-	$-	$471,855

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no changes in the measurements during the three months ended September 30, 2021.

At September 30, 2021, assets held in the Trust Account were $116,725,747 in a mutual fund invested in U.S. Treasury Securities.

The Company recognized $9,864,941 for the derivative warrant liabilities upon their issuance on August 13, 2021. The Sponsor paid an aggregate of $5,216,750 for Private Placement Warrants with an initial aggregate fair value of $437,816. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at September 30, 2021 included both the Public and Private Placement Warrants. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	August 13, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Share price	$9.18	$9.33
Expected term (years)	6.00	5.86
Probability of Acquisition	80%	80%
Post-Merger Period Volatility	25%	25%
Risk-free rate	0.08%	0.08%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from February 12, 2021 (inception) through September 30, 2021 is summarized as follows:

	Private Placement	Public Warrants	Warrant Liability
Fair value as of August 13, 2021 (Initial Public Offering)	$437,816	$9,427,125	$9,864,941
Change in valuation inputs or other assumptions(1)	34,039	646,875	680,914
Fair value as of September 30, 2021	$471,855	$10,074,000	$10,545,855

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

Note 9 – Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statement was issued. Based upon this review, other than the events included in the above notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statement.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $396,845 in our operating bank account, and a working capital of approximately $682,972. Our liquidity needs up to September 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the Founder Shares, the loan of approximately $88,792 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on August 17, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has agreed to provide us up to $1,500,000 under Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 12, 2021 (inception) through September 30, 2021, we had a net loss of $1,299,727, which consisted of bank incentive of $5, interest income on marketable securities held in the Trust Account of $747, change in Fair Value of warrant liability $680,914, operating costs of $113,869 and offering costs allocated to warrants of $505,696.

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

Net loss Per Share of Common Stock — Basic loss per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the six months September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period from February 12, 2021 (inception) through September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

Derivative Financial Instruments — The Company accounts for derivative financial instruments in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2021.

Class A Common Stock Subject to Possible Redemption — We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. As of September 30, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Recent Accounting Standards — In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC or as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the SEC and declared effective by the SEC on August 11, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

PONO CAPITAL CORP

Date: November 5, 2021	By:	/s/ Dustin Shindo
Dustin Shindo
Chief Executive Officer

