Form 10-Q
period 2022-03-31
Pono Capital Corp
filed 2022-05-12
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-40734

PONO CAPITAL CORP

(Exact name of registrant as specified in its charter)

Delaware	86-2049355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

643 Ilalo Street Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 892-6611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, three-quarters of one Redeemable Warrant	PONOU	The Nasdaq Stock Market LLC
Class A Common stock, $0.000001 par value per share	PONO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PONOW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, 12,021,675 shares of Class A common stock, $0.000001 per share par value, and 2,875,000 shares of Class B common stock, $0.000001 per share par value, were issued and outstanding, respectively.

PONO CAPITAL CORP

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Audited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	4

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24

Item 1A.	RISK FACTORS	24

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	26

SIGNATURES		27

PONO CAPITAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$29,138	$337,595
Prepaid expenses	142,820	171,837
Total Current Assets	171,958	509,432

Marketable Securities held in Trust Account	116,739,967	116,728,213

Total Assets	$116,911,925	$117,237,645

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$123,847	$—
Accrued expenses and other current liabilities	193,299	125,821
Franchise tax payable	50,000	120,647
Total Current Liabilities	367,146	246,468

Deferred underwriter fee payable	3,450,000	3,450,000
Warrant liability	2,146,100	4,243,039
Total Non-Current Liabilities	5,596,100	7,693,039

Total Liabilities	5,963,246	7,939,507

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ Deficit
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 521,675 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	3	3
Additional paid-in capital	—	—
Accumulated deficit	(5,776,325)	(7,426,866)
Total Stockholders’ Deficit	(5,776,321)	(7,426,862)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$116,911,925	$117,237,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 12, 2021 (inception) through March 31, 2021
Formation and operating costs	$408,152	$229
Franchise tax expenses	50,000	—
Loss from Operations	(458,152)	(229)

Other Income
Dividends earned on marketable securities held in Trust Account	11,754	—
Change in fair value of warrant liability	2,096,939	—
Other Income	$2,108,693	$—
Net Income (Loss)	$1,650,541	$(229)

Weighted average shares outstanding of Class A common stock	12,021,675	—
Basic and diluted net income per common stock	$0.11	$—
Weighted average shares outstanding of Class B common stock	2,875,000	520,833
Basic and diluted net income per common stock	$0.11	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	521,675	1	2,875,000	3	—	(7,426,866)	(7,426,862)
Net income	—	—	—	—	—	1,650,541	1,650,541
Balance - March 31, 2022	521,675	$1	2,875,000	$3	$—	$(5,776,325)	$(5,776,321)

	For the Period from February 12, 2021 (inception) through March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 12, 2021 (inception)	—	—	—	—	—	—	—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	3	24,997	—	25,000
Capital Contribution	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	(229)	(229)
Balance - March 31, 2021	—	$—	2,875,000	$3	$25,226	$(229)	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 12, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,650,541	$(229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(11,754)	—
Formation costs paid by stockholder in form of capital contribution	—	229
Change in fair value of warrant liability	(2,096,939)	—
Changes in operating assets and liabilities:
Prepaid expenses	29,017	—
Accounts payable	123,847	—
Accrued expenses and other current liabilities	67,478	—
Franchise tax payable	(70,647)	—
Net cash used in operating activities	(308,457)	—

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(308,457)	25,000
Cash at the beginning of the period	337,595	—
Cash at the end of the period	$29,138	$25,000

Supplemental disclosure of non-cash investing and financing activities
Accrued deferred offering costs	$—	$50,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Pono Capital Corp (the “Company” or “Pono”) is a blank check company incorporated in Delaware on February 12, 2021. As used herein, “the Company” refers to Pono Capital Corp, and its wholly owned and controlled subsidiary, Pono Merger Sub, Inc. (“Merger Sub”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mehana Equity LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 3) (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.

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

A total of $116,725,000, comprised of the proceeds from the Offering and the proceeds of Private Placements that closed on August 13, 2021 and August 18, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders.

Transaction costs of the Initial Public Offering amounted to $6,168,893, consisting of $1,950,000 of underwriting fees, $3,450,000 of deferred underwriting fees (see Note 6) and $768,893 of other costs.

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $823,378 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022 and December 31, 2021, the Company had $29,138 and $337,595 of cash available on the condensed consolidated balance sheets, respectively, and a working capital deficit of $195,188 and a working capital surplus of $262,964, respectively.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Company will have until August 13, 2022 (or up to February 13, 2023, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months (or up to 18 months from the closing of the IPO at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Unit in either case) for each three month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the third amended and restated certificate of incorporation) from the closing of the Offering to consummate a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Business Combination

On March 17, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pono, Merger Sub, Benuvia, Inc., a Delaware corporation (“Benuvia”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shannon Soqui, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Benuvia, with Benuvia continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of Benuvia securities collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) Four Hundred Million U.S. Dollars ($400,000,000) minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by Benuvia) of Benuvia at Closing (the “Closing Net Indebtedness”) exceeds Forty Million Dollars ($40,000,000), and minus (c) the value of the options of Benuvia held by employees and consultants that are vested at the Closing that are assumed by the Company (“Vested Options”), with each Benuvia stockholder receiving, for each share of Benuvia common stock held, a number of shares of the Company’s common stock equal to (i) the Per Share Price, divided by (ii) $10.00 (the total portion of the Merger Consideration amount payable to all Benuvia stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”).

The Merger Consideration otherwise payable to Benuvia stockholders is subject to the withholding of two escrows: (i) a number of shares of the Company’s common stock equal to five percent (5.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration and (ii) a number of shares mutually agreeable between Benuvia and us not to exceed twenty percent (20.0%) of the Merger Consideration (the “Price Protection Escrow Amount”) to be held for downside protection for non-redeeming stockholders following Closing.

The Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness of Benuvia as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to us a number of shares of the Company’s common stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of Benuvia, the Company will issue to the Benuvia stockholders an additional number of shares of the Company’s common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022.

Going Concern and Management Liquidity Plans

As of March 31, 2022 and December 31, 2021, the Company had $29,138 and $337,595 in cash, respectively, and a working capital deficit of $195,188 and a working capital surplus of $262,964, respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until August 13, 2022 (or up to February 13, 2023, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $29,138 and $337,595 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed consolidated statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the investments held in the Trust Account totaled $116,739,967 and $116,728,213, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s third amended and restated certificate of incorporation. In accordance with ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2022 and December 31, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(9,427,125)
Class A common stock issuance costs	(5,663,197)
Plus:
Remeasurement of carrying value to redemption value	16,815,322
Redeemable Class A Common Stock	$116,725,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Therefore, the income (loss) per share calculation allocates income (losses) shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 6,762,192 shares in the calculation of income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from February 12, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,331,993	$318,548	$—	$(229)
Denominator:
Basic and diluted weighted average shares outstanding	12,021,675	2,875,000	—	520,833
Basic and diluted net income (loss) per share	$0.11	$0.11	$—	$(0.00)

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Promissory Note - Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide the Company with a loan up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Equity LLC, the Sponsor, $10,000 per month for these services during the 18-month period to complete a Business Combination. The Sponsor has agreed to pay for the formation cost of $229 and waived to seek reimbursement from the Company for such cost. For the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0 under the agreement, respectively.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the Units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Offering.

Underwriting Agreement

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

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On March 31, 2022 and December 31, 2021, there were 521,675 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock outstanding subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 22, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding and were held by the Sponsor. Effective as of April 15, 2021, the Sponsor transferred 100,000 shares of Class B common stock among the chief financial officer and the three independent directors. On March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Warrants — In accordance with the guidance contained in ASC 815-40, the warrants issued in the Initial Public Offering do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

On March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 391,256 Private Placement Warrants outstanding.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Marketable securities held in Trust Account:	$116,739,967	$116,739,967	$—	$—
Liabilities
Public Warrants	$2,051,025	$2,051,025	$—	$—
Private Placement Warrants	$95,075	$—	$—	$95,075

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Marketable securities held in Trust Account:	$116,728,213	$116,728,213	$—	$—
Liabilities
Public Warrants	$4,052,888	$4,052,888	$—	$—
Private Placement Warrants	$190,151	$—	$—	$190,151

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were $116,739,967 and $116,728,213 in a mutual fund invested in U.S. Treasury Securities, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from February 12, 2021 (inception) to December 31, 2021.

On October 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded from the effective date of the Company’s Prospectus, August 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of March 31, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The estimated value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement from the initial measurement through December 31, 2021 was $4,052,888 as presented in the changes in fair value of Level 3 warrant liabilities table below.

Fair value as of February 12, 2021 (inception)	$—
Initial measurement on August 13, 2021 (Level 3)	9,864,941
Change in fair value	(5,621,902)
Transfer to Level 1	(4,052,888)
Fair value as of December 31, 2021	190,151
Change in fair value of Private Placement Warrants	(95,076)
Fair value as of March 31, 2022	$95,075

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte-Carlo Simulation. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at March 31, 2022 and December 31, 2021 included the Private Placement Warrants. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs of the Private Placement Warrants as of their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Stock price	$10.05	$9.97
Strike price	$11.50	$11.50
Term (in years)	5.4	5.6
Post-Merger Period Volatility	2.9%	9.5%
Risk-free rate	2.4%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	*	90.0%
Fair value of warrants	$0.24	$0.49

*	Probability of the Business Combination is implicit in the valuation

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,096,939 and $0 within change in fair value of warrant liability in the condensed consolidated statements of operations during the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, respectively.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than those subsequent events described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 1, 2022, the Company drew $110,000 from the Working Capital Loan with the Sponsor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Equity LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As consideration for the Merger, the holders of Benuvia securities collectively shall be entitled to receive from us, in the aggregate, a number of our securities with an aggregate value equal to (the “Merger Consideration”) (a) Four Hundred Million U.S. Dollars ($400,000,000) minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by Benuvia) of Benuvia at Closing (the “Closing Net Indebtedness”) exceeds Forty Million Dollars ($40,000,000), and minus (c) the value of the options of Benuvia held by employees and consultants that are vested at the Closing that are assumed by us (“Vested Options”), with each Benuvia stockholder receiving, for each share of Benuvia common stock held, a number of shares of our common stock equal to (i) the Per Share Price, divided by (ii) $10.00 (the total portion of the Merger Consideration amount payable to all Benuvia Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we recorded net income of $1,650,541, which resulted from a gain on fair value of warrant liability of $2,096,939 and interest and dividend income on investments held in the Trust Account in the amount of $11,754, partially offset by operating and formation costs of $408,152 and franchise tax expenses of $50,000.

For the period from February 12, 2021 (inception) through March 31, 2021, we had a net loss of $229, which resulted fully from formation costs.

Going Concern, Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $308,457, which was due to the change in fair value of the warrant liability of $2,096,939 and interest and dividend income on the investments held in the Trust Account of $11,754, partially offset by net income of $1,650,541 and changes in working capital of $149,695.

For the period from February 12, 2021 (inception) through March 31, 2021 net cash used in operating activities was $0, which was due to our net loss of $229, offset by the formation costs paid by stockholder in the form of a capital contribution of $229.

For the period from February 12, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $25,000 due to proceeds received from the issuance of Class B common stock to the Sponsor.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $29,138 and $337,595 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expect to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until August 13, 2022 (or up to February 13, 2023, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note - Related Party

On March 22, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and was payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the IPO. On August 6, 2021, the Company repaid the outstanding balance under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor may provide us with a loan up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans. On April 1, 2022, we drew $110,000 from the Working Capital Loan with our Sponsor.

Underwriting Agreement

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 - Distinguishing Liabilities from Equity. Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021.

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on August 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

The risk factor disclosure in our final prospectus as set forth under the heading “If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations” is replaced in its entirety with the following risk factor:

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

● costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

● rules and regulations regarding currency redemption;

● complex corporate withholding taxes on individuals;

● laws governing the manner in which future business combinations may be effected;

● exchange listing and/or delisting requirements;

● tariffs and trade barriers;

● regulations related to customs and import/export matters;

● local or regional economic policies and market conditions;

● unexpected changes in regulatory requirements;

● longer payment cycles;

● tax issues, such as tax law changes and variations in tax laws as compared to the United States;

● currency fluctuations and exchange controls;

● rates of inflation;

● challenges in collecting accounts receivable;

● cultural and language differences;

● employment regulations;

● underdeveloped or unpredictable legal or regulatory systems;

● corruption;

● protection of intellectual property;

● social unrest, crime, strikes, riots and civil disturbances;

● regime changes and political upheaval;

● terrorist attacks, natural disasters and wars;

● deterioration of political relations with the United States; and

● government appropriation of assets.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Further, the risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2021, simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 469,175 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,691,750 (the “Private Placement”). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pono Capital Corp

Date: May 12, 2022	By:	/s/ Dustin Shindo
Dustin Shindo
Chief Executive Officer

Pono Capital Corp

Date: May 12, 2022	By:	/s/ Trisha Nomura
Trisha Nomura
Chief Financial Officer

