Form 10-Q
period 2022-06-30
Pono Capital Corp
filed 2022-08-12
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

As of August 12, 2022, 12,021,675 shares of Class A common stock, $0.000001 per share par value, and 2,875,000 shares of Class B common stock, $0.000001 per share par value, were issued and outstanding, respectively.

PONO CAPITAL CORP

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 12, 2021 (inception) through June 30, 2021	4

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 12, 2021 (inception) through June 30, 2021	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	29

SIGNATURES		30

PONO CAPITAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$20,625	$337,595
Prepaid expenses	54,300	171,837
Total Current Assets	74,925	509,432

Marketable Securities held in Trust Account	116,897,590	116,728,213

Total Assets	$116,972,515	$117,237,645

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$276,666	$—
Accrued expenses and other current liabilities	118,752	125,821
Income tax payable	2,914	—
Franchise tax payable	100,000	120,647
Sponsor Working Capital Loan	35,000	—
Total Current Liabilities	533,332	246,468

Deferred underwriter fee payable	3,450,000	3,450,000
Warrant liability	540,975	4,243,039
Total Non-Current Liabilities	3,990,975	7,693,039

Total Liabilities	4,524,307	7,939,507

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ Deficit
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 521,675 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	3	3
Additional paid-in capital	139,000	—
Accumulated deficit	(4,415,796)	(7,426,866)
Total Stockholders’ Deficit	(4,276,792)	(7,426,862)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$116,972,515	$117,237,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from February 12, 2021 (inception) through June 30, 2021
Formation and operating costs	$350,305	$(5)	$758,457	$224
Franchise tax expenses	50,000	—	100,000	—
Income (Loss) from Operations	(400,305)	5	(858,457)	(224)

Other Income
Dividends earned on marketable securities held in Trust Account	157,623	—	169,377	—
Gain on change in fair value of Sponsor Working Capital Loan	1,000	—	1,000	—
Change in fair value of warrant liability	1,605,125	—	3,702,064	—
Other Income	$1,763,748	$—	$3,872,441	$—
Income (loss) before income taxes	$1,363,443	$5	$3,013,984	$(224)
Income tax expense	(2,914)	—	(2,914)	—
Net Income (Loss)	$1,360,529	$5	$3,011,070	$(224)

Weighted average shares outstanding of Class A common stock	12,021,675	—	12,021,675	—
Basic and diluted net income per common stock	$0.09	$—	$0.20	$—
Weighted average shares outstanding of Class B common stock	2,875,000	2,500,000	2,875,000	1,381,215
Basic and diluted net income (loss) per common stock	$0.09	$0.00	$0.20	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	521,675	$1	2,875,000	$3	$—	$(7,426,866)	$(7,426,862)
Net income	—	—	—	—	—	1,650,541	1,650,541
Balance - March 31, 2022	521,675	1	2,875,000	3	—	(5,776,325)	(5,776,321)
Proceeds received in excess of initial fair value of Sponsor Working Capital Loan	—	—	—	—	139,000	—	139,000
Net income	—	—	—	—	—	1,360,529	1,360,529
Balance - June 30, 2022	521,675	$1	2,875,000	$3	$139,000	$(4,415,796)	$(4,276,792)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	3	24,997	—	25,000
Capital Contribution	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	(229)	(229)
Balance - March 31, 2021	—	—	2,875,000	3	25,226	(229)	25,000
Net income	—	—	—	—	—	5	5
Balance - June 30, 2021	—	$—	2,875,000	$3	$25,226	$(224)	$25,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from February 12, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$3,011,070	$(224)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Dividends earned on marketable securities held in Trust Account	(169,377)	—
Formation costs paid by stockholder in the form of capital contribution	—	229
Change in fair value of Sponsor Working Capital Loan	(1,000)	—
Change in fair value of warrant liability	(3,702,064)	—
Changes in operating assets and liabilities:
Prepaid expenses	117,537	—
Accounts payable	276,666	—
Accrued expenses and other current liabilities	(7,069)	—
Income tax payable	2,914	—
Franchise tax payable	(20,647)	—
Net cash (used in) provided by operating activities	(491,970)	5

Cash flows from financing activities:
Proceeds from Sponsor Working Capital Loan	175,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	175,000	25,000

Net change in cash	(316,970)	25,005
Cash at the beginning of the period	337,595	—
Cash at the end of the period	$20,625	$25,005

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs paid by Sponsor	$—	$78,792
Prepaid costs paid by Sponsor	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined above). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 469,175 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,691,750 (the “Private Placement”) (see Note 4).

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $823,378 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022 and December 31, 2021, the Company had $20,625 and $337,595 of cash available on the condensed consolidated balance sheets, respectively, and a working capital deficit of $458,407 and a working capital surplus of $262,964, respectively.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

JUNE 30, 2022

(UNAUDITED)

Business Combination

On March 17, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pono, Merger Sub, Benuvia, Inc., a Delaware corporation (“Benuvia”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shannon Soqui, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub would merge with and into Benuvia, with Benuvia continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of Benuvia securities collectively were entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) Four Hundred Million U.S. Dollars ($400,000,000) minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by Benuvia) of Benuvia at Closing (the “Closing Net Indebtedness”) exceeds Forty Million Dollars ($40,000,000), and minus (c) the value of the options of Benuvia held by employees and consultants that are vested at the Closing that are assumed by the Company (“Vested Options”), with each Benuvia stockholder receiving, for each share of Benuvia common stock held, a number of shares of the Company’s common stock equal to (i) the per share price (an amount equal to Merger Consideration divided by the fully-diluted company shares, the “Per Share Price”), divided by (ii) $10.00 (the total portion of the Merger Consideration amount payable to all Benuvia stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”).

The Merger Consideration otherwise payable to Benuvia stockholders was subject to the withholding of two escrows: (i) a number of shares of the Company’s common stock equal to five percent (5.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration and (ii) a number of shares mutually agreeable between Benuvia and us not to exceed twenty percent (20.0%) of the Merger Consideration (the “Price Protection Escrow Amount”) to be held for downside protection for non-redeeming stockholders following Closing.

The Merger Consideration was subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness of Benuvia as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to us a number of shares of the Company’s common stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of Benuvia, the Company will issue to the Benuvia stockholders an additional number of shares of the Company’s common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022.

Termination of the Merger Agreement

On August 8, 2022, the Company and Benuvia mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Going Concern and Management Liquidity Plans

As of June 30, 2022 and December 31, 2021, the Company had $20,625 and $337,595 in cash, respectively, and a working capital deficit of $458,407 and a working capital surplus of $262,964, respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until August 13, 2022 (or up to February 13, 2023, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficit, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $20,625 and $337,595 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed consolidated statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. At June 30, 2022 and December 31, 2021, the investments held in the Trust Account totaled $116,897,590 and $116,728,213, respectively.

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

The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate from continuing operations was 0.2% and 0.1% for the three and six months ended June 30, 2022, respectively, and 0.0% for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, and December 31, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

As of June 30, 2022, and December 31, 2021, the Class A Common Stock reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(9,427,125)
Class A common stock issuance costs	(5,663,197)
Plus:
Remeasurement of carrying value to redemption value	16,815,322
Redeemable Class A Common Stock	$116,725,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 12, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,097,952	$262,577	$—	$5	$2,429,945	$581,125	$—	$(224)
Denominator:
Basic and diluted weighted average shares outstanding	12,021,675	2,875,000	—	2,500,000	12,021,675	2,875,000	—	1,381,215
Basic and diluted net income (loss) per share	$0.09	$0.09	$—	$0.00	$0.20	$0.20	$—	$(0.00)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Sponsor Working Capital Loans

The Company accounts for the Sponsor Working Capital Loans under ASC 815. The Company has made the election under ASC 815-15-25 to account for the Sponsor Working Capital Loans under the fair value option. Using the fair value option, the Sponsor Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of condensed consolidated operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as non-cash gains or losses in the condensed consolidated statement of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide the Company with a loan up to $1,500,000 as may be required. Such Sponsor Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

On September 23, 2021, the Company entered into a working capital loan with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of up to $1,500,000, pursuant to which the Company received proceeds of $175,000 during the three months ended June 30, 2022. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into units at the option of the Sponsor at a price of $10.00 per unit. The unit would be identical to the Private Placement Units. Using the fair value option, the Sponsor Working Capital Loan is required to be recorded at its’ initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the Sponsor Working Capital Loan and fair value at issuance are recognized as either an expense in the condensed consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan is recognized as a non-cash gains or losses in the condensed consolidated statement of operations. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $36,000 at initial measurement. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $35,000 at June 30, 2022.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Equity LLC, the Sponsor, $10,000 per month for these services during the 18-month period to complete a Business Combination. The Sponsor has agreed to pay for the formation cost of $229 and waived to seek reimbursement from the Company for such cost. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively. For the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred expenses of $0 under this agreement.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 30, 2022 and December 31, 2021, there were 521,675 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock outstanding subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 22, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding and were held by the Sponsor. Effective as of April 15, 2021, the Sponsor transferred 100,000 shares of Class B common stock among the chief financial officer and the three independent directors. On June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis.

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

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

On June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 391,256 Private Placement Warrants outstanding.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.1%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the Sponsor Working Capital Loan, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Marketable securities held in Trust Account:	$116,897,590	$116,897,590	$—	$—
Liabilities
Public Warrants	$517,500	$517,500	$—	$—
Private Placement Warrants	$23,475	$—	$—	$23,475
Sponsor Working Capital Loan	$35,000	$—	$—	$35,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Marketable securities held in Trust Account:	$116,728,213	$116,728,213	$—	$—
Liabilities
Public Warrants	$4,052,888	$4,052,888	$—	$—
Private Placement Warrants	$190,151	$—	$—	$190,151

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were $116,897,590 and $116,728,213 in a mutual fund invested in U.S. Treasury Securities, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from February 12, 2021 (inception) to December 31, 2021.

On October 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded from the effective date of the Company’s Prospectus, August 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1.

On April 1, 2022, the Company entered into the Sponsor Working Capital Loan. Given the potential equity component of this Sponsor Working Capital Loan, it was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. As such, as of June 30, 2022, the Company classified the Sponsor Working Capital Loan as Level 3.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The estimated value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement from the initial measurement through December 31, 2021 was $4,052,888 as presented in the changes in fair value of Level 3 warrant liabilities table below.

Fair value as of February 12, 2021 (inception)	$—
Initial measurement on August 13, 2021 (Level 3)	9,864,941
Change in fair value	(5,621,902)
Transfer to Level 1	(4,052,888)
Fair value as of December 31, 2021	190,151
Change in fair value of Private Placement Warrants	(95,076)
Fair value as of March 31, 2022	$95,075
Initial measurement of draw on Sponsor Working Capital Loan on April 1, 2022	23,000
Initial measurement of draw on Sponsor Working Capital Loan on May 24, 2022	13,000
Change in fair value of Sponsor Working Capital Loan	(1,000)
Change in fair value of Private Placement Warrants	(71,600)
Fair value as of June 30, 2022	$58,475

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte-Carlo Simulation. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at June 30, 2022 and December 31, 2021 included the Private Placement Warrants. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

PONO CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements inputs of the Private Placement Warrants as of their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Stock price	$10.12	$9.97
Strike price	$11.50	$11.50
Term (in years)	5.3	5.6
Post-Merger Period Volatility	0.8%	9.5%
Risk-free rate	3.0%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	20.0%	90.0%
Fair value of warrants	$0.06	$0.49

The Sponsor Working Capital Loan was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. The estimated fair value of each draw of the Sponsor Working Capital Loan was based on the following significant inputs:

	As of June 30, 2022	As of May 24, 2022 (Initial Measurement)	As of April 1, 2022 (Initial Measurement)
Unit price	$10.10	$10.08	$10.38
Conversion price	$10.00	$10.00	$10.00
Expected term	0.3	0.4	0.5
Unit volatility	5.5%	5.5%	14.0%
Dividend yield	—%	—%	—%
Risk free rate	1.7%	1.2%	1.1%
Discount rate	9.8%	9.8%	9.8%
Probability of completing a Business Combination	20%	20%	20%
Fair value of Sponsor Working Capital Loan	$35,000	$13,000	$23,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,605,125 and $3,702,064 in the condensed consolidated statements of operations during the three and six months ended June 30, 2022, respectively. The Company did not recognize any gain or loss for the three months ended June 30, 2021 or for the period from February 12, 2021 (inception) through June 30, 2021 as the Company had not yet completed the Initial Public Offering and had not yet granted any warrants. The Company recognized a gain on the change in fair value of Sponsor Working Capital Loan of $1,000 in the condensed consolidated statement of operations for the three and six months ended June 30, 2022. The aggregate amount by which the cash proceeds from the draws on the Sponsor Working Capital Loan was in excess of the fair value on the initial measurement dates of $139,000 is reflected as a contribution to additional paid-in capital during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

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

On July 16, 2022, the Company drew $35,000 from the Sponsor Working Capital Loan (see Note 5). On August 8, 2022, the Company drew $85,000 from the Sponsor Working Capital Loan. On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital LLC (“Mehana Capital”), an affiliate of the Sponsor to extend the Combination Period for an additional three months, as described in Note 1. The Combination Period will now end on November 11, 2022. Mehana Capital purchased an aggregate of 115,000 placement units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Placement Units”), creating proceeds to the Company of $1,150,000 to be deposited into the trust account as further described in the Form 8-K filed with the SEC on August 10, 2022.

As further described in Note 1, on August 8, 2022, the Company and Benuvia mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

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

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub was to merge with and into Benuvia, with Benuvia continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of Benuvia securities collectively were entitled to receive from us, in the aggregate, a number of our securities with an aggregate value equal to (the “Merger Consideration”) (a) Four Hundred Million U.S. Dollars ($400,000,000) minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by Benuvia) of Benuvia at Closing (the “Closing Net Indebtedness”) exceeds Forty Million Dollars ($40,000,000), and minus (c) the value of the options of Benuvia held by employees and consultants that are vested at the Closing that are assumed by us (“Vested Options”), with each Benuvia stockholder receiving, for each share of Benuvia common stock held, a number of shares of our common stock equal to (i) the Per Share Price, divided by (ii) $10.00 (the total portion of the Merger Consideration amount payable to all Benuvia Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”).

The Merger Consideration otherwise payable to Benuvia stockholders was subject to the withholding of two escrows: (i) a number of shares of our common stock equal to five percent (5.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration and (ii) a number of shares mutually agreeable between Benuvia and us not to exceed twenty percent (20.0%) of the Merger Consideration (the “Price Protection Escrow Amount”) to be held for downside protection for non-redeeming stockholders following Closing.

The Merger Consideration was subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness of Benuvia as of the Closing Date. If the adjustment was a negative adjustment in favor of us, the escrow agent was to distribute to us a number of shares of our common stock with a value equal to the absolute value of the adjustment amount. If the adjustment was a positive adjustment in favor of Benuvia, we would issue to the Benuvia stockholders an additional number of shares of our common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on March 18, 2022.

Termination of Merger Agreement

On August 8, 2022, the Company and Benuvia mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we recorded net income of $1,360,529, which resulted from a gain on fair value of warrant liability of $1,605,125, a gain on fair value of Sponsor Working Capital Loan of $1,000, and interest and dividend income on investments held in the Trust Account in the amount of $157,623, partially offset by franchise tax expenses of $50,000, income tax expense of $ 2,914, and operating and formations costs of $400,305.

For the three months ended June 30, 2021, we had net income of $5, which resulted fully from operating and formation costs.

For the six months ended June 30, 2022, we recorded net income of $3,011,070, which resulted from a gain on fair value of warrant liability of $3,702,064, a gain on fair value of the Sponsor Working Capital Loan of $1,000, and interest and dividend income on investments held in the Trust Account in the amount of $169,377, partially offset by operating and formation costs of $758,457, income tax expense of $2,914, and franchise tax expense of $100,000.

For the period from February 12, 2021 (inception) through June 30, 2021, we had a net loss of $224, which resulted fully from formation costs.

Going Concern, Liquidity and Capital Resources

For the six months ended June 30, 2022, net cash used in operating activities was $491,970, which was due to the change in fair value of the warrant liability of $3,702,064, change in fair value of the Sponsor Working Capital Loan of $1,000 and interest and dividend income on the investments held in the Trust Account of $169,377, partially offset by net income of $3,011,070 and changes in working capital of $369,401.

For the period from February 12, 2021 (inception) through June 30, 2021 net cash provided by operating activities was $5, which was due to the formation costs paid by a stockholder in the form of a capital contribution of $229, partially offset by our net loss of $224.

For the six months ended June 30, 2022, net cash provided by financing activities was $175,000 due to proceeds received from the issuance of a Sponsor Working Capital Loan.

For the period from February 12, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $25,000 due to proceeds received from the issuance of Class B common stock to the Sponsor.

There were no investing activities for the six months ended June 30, 2022 or for the period from February 12, 2021(inception) through June 30 2021.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $20,625 and $337,595 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expect to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until August 13, 2022 (or up to February 13, 2023, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficit, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor may provide us with a loan of up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Sponsor Working Capital Loans. On April 1, 2022, we drew $110,000 from the Sponsor Working Capital Loan with our Sponsor. On May 24, 2022, we drew down another $65,000 on the same Sponsor Working Capital Loan. As of June 30, 2022, there was $175,000 outstanding under the Sponsor Working Capital Loan.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on August 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering declared effective by the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pono Capital Corp

Date: August 12, 2022	By:	/s/ Dustin Shindo
Dustin Shindo
Chief Executive Officer

Pono Capital Corp

Date: August 12, 2022	By:	/s/ Trisha Nomura
Trisha Nomura
Chief Financial Officer

