Form 10-Q
period 2022-09-30
Pono Capital Corp
filed 2022-11-14
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 12,136,675 shares of Class A common stock, $0.000001 per share par value, and 2,875,000 shares of Class B common stock, $0.000001 per share par value, were issued and outstanding, respectively.

PONO CAPITAL CORP

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 12, 2021 (inception) through September 30, 2021	F-4

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 12, 2021 (inception) through September 30, 2021	F-5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021	F-7

	Notes to Condensed Consolidated Financial Statements	F-8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4.	CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	31

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	MINE SAFETY DISCLOSURES	34

Item 5.	OTHER INFORMATION	34

Item 6.	EXHIBITS	34

SIGNATURES		35

2

PONO CAPITAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$118,183	$337,595
Prepaid expenses	14,875	171,837
Total Current Assets	133,058	509,432

Marketable Securities held in Trust Account	118,577,540	116,728,213

Total Assets	$118,710,598	$117,237,645

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$651,410	$—
Accrued expenses and other current liabilities	123,914	125,821
Income tax payable	112,535	—
Franchise tax payable	150,000	120,647
Sponsor Working Capital Loan	96,200	—
Total Current Liabilities	1,134,059	246,468

Deferred underwriter fee payable	3,450,000	3,450,000
Warrant liability	819,226	4,243,039
Total Non-Current Liabilities	4,269,226	7,693,039

Total Liabilities	5,403,285	7,939,507

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 11,500,000 shares at redemption value of $10.28 and $10.15 per share at September 30, 2022 and December 31, 2021, respectively	118,215,005	116,725,000

Stockholders’ Deficit
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 636,675 and 521,675 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (excluding 11,500,000 shares subject to possible redemption)	2	1
Class B common stock, $0.000001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	3	3
Additional paid-in capital	30,231	—
Accumulated deficit	(4,937,928)	(7,426,866)
Total Stockholders’ Deficit	(4,907,692)	(7,426,862)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$118,710,598	$117,237,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period from February 12, 2021 (inception) through September 30, 2021
Formation and operating costs	$616,773	$113,640	$1,375,230	$113,869
Franchise tax expenses	50,000	—	150,000	—
Loss from Operations	(666,773)	(113,640)	(1,525,230)	(113,869)

Other Income (Expense)
Bank incentive	—	—	—	5
Interest earned on marketable securities held in trust account		747		747
Dividends earned on marketable securities held in Trust Account	529,950	—	699,327	—
Loss on change in fair value of Sponsor Working Capital Loan	(5,200)	—	(4,200)	—
Change in fair value of warrant liability	(270,488)	(680,914)	3,431,576	(680,914)
Offering costs allocated to warrants	—	(505,696)	—	(505,696)
Other Income (Loss)	254,262	(1,185,863)	4,126,703	(1,185,858)
Income (Loss) before income taxes	(412,511)	(1,299,503)	2,601,473	(1,299,727)
Income tax expense	(109,621)	—	(112,535)	—
Net Income (Loss)	$(522,132)	$(1,299,503)	$2,488,938	$(1,299,727)

Weighted average shares outstanding of Class A common stock	12,085,425	6,318,473	12,043,159	2,516,448
Basic and diluted net income per common stock	$(0.03)	$(0.15)	$0.17	$(0.28)
Weighted average shares outstanding of Class B common stock	2,875,000	2,500,000	2,875,000	2,088,745
Basic and diluted net income (loss) per common stock	$(0.03)	$(0.15)	$0.17	$(0.28)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	521,675	$1	2,875,000	$3	$—	$(7,426,866)	$(7,426,862)
Net income	—	—	—	—	—	1,650,541	1,650,541
Balance – March 31, 2022	521,675	1	2,875,000	3	—	(5,776,325)	(5,776,321)
Proceeds received in excess of initial fair value of Sponsor Working Capital Loan	—	—	—	—	139,000	—	139,000
Net income	—	—	—	—	—	1,360,529	1,360,529
Balance - June 30, 2022	521,675	$1	2,875,000	$3	$139,000	$(4,415,796)	$(4,276,792)
Proceeds received in excess of initial fair value of Sponsor Working Capital Loan	—	—	—	—	239,000	—	239,000
Sale of Private Placement Units	115,000	1	—	—	1,149,999	—	1,150,000
Initial fair value of private warrant liability	—	—	—	—	(7,763)	—	(7,763)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(1,490,005)	—	(1,490,005)
Net loss	—	—	—	—	—	(522,132)	(522,132)
Balance - September 30, 2022	636,675	$2	2,875,000	$3	$30,231	$(4,937,928)	$(4,907,692)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	3	24,997	—	25,000
Capital Contribution	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	(229)	(229)
Balance - March 31, 2021	—	—	2,875,000	3	25,226	(229)	25,000
Net income	—	—	—	—	—	5	5
Balance - June 30, 2021	—	$—	2,875,000	$3	$25,226	$(224)	$25,005
Sale of Public Units	11,500,000	12	—	—	114,999,988	—	115,000,000
Class A Common Stock subject to possible redemption	(11,500,000)	(12)	—	—	(114,999,988)	—	(115,000,000)
Sale of Private Placement Units	521,675	1	—	—	5,216,749	—	5,216,750
Initial fair value of private warrant liability	—	—	—	—	(437,816)	—	(437,816)
Accretion redemption value of Class A common stock	—	—	—	—	(16,815,322)	—	(16,815,322)
Net loss	—	—	—	—	—	(1,299,503)	(1,299,503)
Re-classification	—	—	—	—	12,011,163	(12,011,163)	—
Adjustment of offering cost	—	—	—	—	—	(1,250)	(1,250)
Balance - September 30, 2021	521,675	$1	2,875,000	$3	$—	$(13,312,140)	$(13,312,136)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from February 12, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$2,488,938	$(1,299,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(699,327)	—
Formation costs paid by stockholder in form of capital contribution	—	229
Interest earned on marketable securities held in Trust Account	—	(747)
Offering costs allocated to warrants	—	505,696
Change in fair value of Sponsor Working Capital Loan	4,200	—
Change in fair value of warrant liability	(3,431,576)	680,914
Changes in operating assets and liabilities:
Prepaid expenses	156,962	(315,687)
Accounts payable	651,410	—
Accrued expenses and other current liabilities	(1,907)	29,560
Income tax payable	112,535	—
Franchise tax payable	29,353	—
Net cash used in operating activities	(689,412)	(399,762)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,150,000)	(116,725,000)
Net cash used in investing activities	(1,150,000)	(116,725,000)

Cash flows from financing activities:
Proceeds from Sponsor Working Capital Loan	470,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	113,050,000
Proceeds from sale of private placement units	1,150,000	5,216,750
Payment of offering costs	—	(770,143)
Net cash provided by financing activities	1,620,000	117,521,607

Net change in cash	(219,412)	396,845
Cash at the beginning of the period	337,595	—
Cash at the end of the period	$118,183	$396,845

Supplemental disclosure of non-cash investing and financing activities
Remeasurement of Class A common stock to redemption amount	$1,490,005	$—
Proceeds in excess of initial fair value of working capital loans	$378,000
Deferred underwriting fee payable	$—	$3,450,000
Initial Classification of Class A common stock subject to redemption	$—	$116,725,000
Proceeds from promissory note and repayment	$—	$186,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering (as defined above). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $823,378 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022 and December 31, 2021, the Company had $118,183 and $337,595 of cash available on the condensed consolidated balance sheets, respectively, and a working capital deficit of $1,001,001 and a working capital surplus of $262,964, respectively.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The Company will have until February 13, 2023 to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months (or up to 18 months from the closing of the IPO at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Unit in either case) for each three month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the third amended and restated certificate of incorporation) from the closing of the Offering to consummate a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

Termination of Old Proposed Business Combination

On March 17, 2022, the Company entered into an Agreement and Plan of Merger (the “Old Merger Agreement”), by and among Pono, Merger Sub, Benuvia, Inc., a Delaware corporation (“Benuvia”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shannon Soqui, in his capacity as Seller Representative.

Pursuant to the Old Merger Agreement, at the closing of the transactions contemplated by the Old Merger Agreement, Merger Sub would merge with and into Benuvia, with Benuvia continuing as the surviving corporation.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

On August 8, 2022, the Company and Benuvia mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

New Proposed Business Combination

On September 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pono, Pono Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Pono (“Merger Sub”), AERWINS Technologies Inc., a Delaware corporation (“AERWINS”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shuhei Komatsu, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into AERWINS, with AERWINS continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of AERWINS securities collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) Six Hundred Million U.S. Dollars ($600,000,000), minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by AERWINS) of AERWINS at Closing (the “Closing Net Indebtedness”), minus (c) the amount by which AERWINS’ Net Working Capital is less than $3 million, plus (d) the amount by which AERWINS’ Net Working Capital exceeds $3 million, minus (e) specified transaction expenses of AERWNS associated with the Merger, with each AERWINS stockholder receiving, for each share of AERWINS common stock held, a number of shares of the Company common stock equal to (i) the Per Share Consideration, divided by (ii) $10.00. Each outstanding option or warrant to purchase AERWINS common stock shall be converted into the right to receive an option or warrant to purchase a number of shares of the Company common stock equal to (x) the Per Share Consideration divided by (y) $10.00.

The Merger Consideration otherwise payable to AERWINS stockholders is subject to the withholding of a number of shares of the Company common stock equal to three percent (3.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration.

The Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness, Net Working Capital and transaction expenses as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of shares of the Company common stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of AERWINS, the Company will issue to the AERWINS stockholders an additional number of shares of the Company common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Going Concern and Management Liquidity Plans

As of September 30, 2022 and December 31, 2021, the Company had $118,183 and $337,595 in cash, respectively, and a working capital deficit of $1,001,001 and a working capital surplus of $262,964, respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until February 13, 2023 to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, which is less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that liquidity concerns and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being available on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates made by the Company include those pertaining to the valuation of the warrant liabilities and working capital loan.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $118,183 and $337,595 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. At September 30, 2022 and December 31, 2021, the investments held in the Trust Account totaled $118,577,540 and $116,728,213, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate from continuing operations was -26.6% and 4.3% for the three and nine months ended September 30, 2022, respectively, and 0.0% for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021.

See Note 8 for additional information on income taxes for the periods presented.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s third amended and restated certificate of incorporation. In accordance with ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of September 30, 2022 and December 31, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.

As of September 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(9,427,125)
Class A common stock issuance costs	(5,663,197)
Plus:
Remeasurement of carrying value to redemption value	16,815,322
Redeemable Class A Common Stock as of December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	1,490,005
Redeemable Class A Common Stock as of September 30, 2022	118,215,005

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Therefore, the income (loss) per share calculation allocates income (losses) pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 9,102,506 shares in the calculation of income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 12, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(421,792)	$(100,340)	$(931,099)	$(368,404)	$2,009,274	$479,664	$(710,219)	$(589,508)
Denominator:
Basic and diluted weighted average shares outstanding	12,085,425	2,875,000	6,318,473	2,500,000	12,043,159	2,875,000	2,516,448	2,088,745
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.15)	$(0.15)	$0.17	$0.17	$(0.28)	$(0.28)

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

Sponsor Working Capital Loans

The Company accounts for the Sponsor Working Capital Loans (defined below in Note 5) under ASC 815. The Company has made the election under ASC 815-15-25 to account for the Sponsor Working Capital Loans under the fair value option. Using the fair value option, the Sponsor Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of condensed consolidated operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as non-cash gains or losses in the condensed consolidated statement of operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of September 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements as of January 1, 2022 or for the nine months ended September 30, 2022.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Following the closing of the Initial Public Offering and the sale of the Over-allotment Option Units, the Sponsor purchased an aggregate of 521,675 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,216,750.

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital LLC (“Mehana Capital”), an affiliate of the Sponsor to extend the Combination Period for an additional three months, as described in Note 1. Mehana Capital purchased an aggregate of 115,000 placement units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Placement Units”), creating proceeds to the Company of $1,150,000 which was deposited into the trust account.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide the Company with a loan up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

On September 23, 2021, the Company entered into a Sponsor Working Capital Loan in the amount of up to $1,500,000. During the three months and nine months ended September 30, 2022, the Company received proceeds of $295,000 and $470,000 respectively. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into units at the option of the Sponsor at a price of $10.00 per unit. The unit would be identical to the Private Placement Units. Using the fair value option, the Sponsor Working Capital Loan is required to be recorded at its’ initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the Sponsor Working Capital Loan and fair value at issuance are recognized as either an expense in the condensed consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as a non-cash gain or losses in the condensed consolidated statement of operations. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $92,000 at initial measurement. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $96,200 at September 30, 2022.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months from the date of the Initial Public Offering, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the third Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $1,150,000 ($0.10 per Unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.10 per Unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the Trust Account released to the Surviving Corporation.

Extension Private Placements

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital, an affiliate of the Sponsor, to extend the Combination Period for an additional three months (the “August Extension”), as described in Note 1. Mehana Capital purchased an aggregate of 115,000 Placement Units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on August 10, 2022.

On November 9, 2022, the Company received an additional $1,150,000 in funding, of which $575,000 was from Mehana Capital and $575,000 was from AERWINS, to further extend the Combination Period for an additional three months to February 13, 2023 (the “November Extension”). Mehana Capital purchased an additional 57,500 Placement Units and AERWINS purchased 57,500 Placement Unites, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on November 10, 2022.

The proceeds from the sale of the Private Placement Units from both the August Extension and the November Extension were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the Placement Warrants, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Equity LLC, the Sponsor, $10,000 per month for these services during the 18-month period to complete a Business Combination. The Sponsor has agreed to pay for the formation cost of $229 and waived to seek reimbursement from the Company for such cost. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively. For the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021, the Company incurred expenses of $17,997 under this agreement.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

On August 13, 2021, the underwriter has given the Company an abatement of $350,000. The total cash underwriting fee is $1,950,000 and the deferred underwriting fee is $3,450,000.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 30, 2022 and December 31, 2021, there were 636,675 and 521,675 shares of Class A common stock issued and outstanding, respectively, excluding 11,500,000 shares of Class A Common Stock outstanding subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 22, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding and were held by the Sponsor. Effective as of April 15, 2021, the Sponsor transferred 100,000 shares of Class B common stock among the chief financial officer and the three independent directors. On September 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis.

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

Public Warrants may only be exercised for a whole number of shares at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

On September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants. On September 30, 2022 and December 31, 2021, there were 477,506 and 391,256 Private Placement Warrants outstanding, respectively.

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was -26.6% and 4.3%, respectively. The effective tax rate for the period from February 12, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the Sponsor Working Capital Loan, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Marketable securities held in Trust Account:	$118,577,540	$118,577,540	$—	$—
Liabilities
Public Warrants	$776,250	$—	$776,250	$—
Private Placement Warrants	$42,976	$—	$42,976	$—
Sponsor Working Capital Loan	$96,200	$—	$—	$96,200

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Marketable securities held in Trust Account:	$116,728,213	$116,728,213	$—	$—
Liabilities
Public Warrants	$4,052,888	$4,052,888	$—	$—
Private Placement Warrants	$190,151	$—	$—	$190,151

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were $118,577,540 and $116,728,213 in a mutual fund invested in U.S. Treasury Securities, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from February 12, 2021 (inception) to December 31, 2021. During the nine months ended September 30, 2022, the Public Warrants transferred from a Level 1 measure to Level 2 due to minimal observable market activity. During the nine months ended September 30, 2022, the Private Warrants transferred from a Level 3 measure to a Level 2 measure as the fair value of the Public Warrants approximates the fair value of the Private Warrants.

On October 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded from the effective date of the Company’s Prospectus, August 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 2 and Level 1, respectively.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

On April 1, 2022, the Company entered into the Sponsor Working Capital Loan. Given the potential equity component of this Sponsor Working Capital Loan, it was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. As such, as of September 30, 2022, the Company classified the Sponsor Working Capital Loan as Level 3.

The estimated value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement from the initial measurement through December 31, 2021 was $4,052,888 as presented in the changes in fair value of Level 3 warrant liabilities table below.

	Warrants	Working Capital Loans
Fair value as of February 12, 2021 (inception)	$—	$—
Initial measurement on August 13, 2021 (Level 3)	9,864,941	—
Change in fair value	(5,621,902)	—
Transfer to Level 1	(4,052,888)	—
Fair value as of December 31, 2021	190,151	—
Change in fair value of Private Placement Warrants	(95,076)	—
Fair value as of March 31, 2022	$95,075	$—
Initial measurement of draw on Sponsor Working Capital Loan on April 1, 2022	—	23,000
Initial measurement of draw on Sponsor Working Capital Loan on May 24, 2022	—	13,000
Change in fair value of Sponsor Working Capital Loan	—	(1,000)
Change in fair value of Private Placement Warrants	(71,600)	—
Fair value as of June 30, 2022	$23,475	$35,000
Initial measurement of draw on Sponsor Working Capital Loan on July 16, 2022	—	7,000
Initial measurement of draw on Sponsor Working Capital Loan on August 8, 2022	—	13,600
Initial measurement of Private Placement Warrants issued on August 10, 2022	7,763	—
Initial measurement of draw on Sponsor Working Capital Loan on September 12, 2022	—	35,400
Change in fair value of Sponsor Working Capital Loan	—	5,200
Transfer to Level 2 of Private Placement Warrants	(31,238)	—
Fair value as of September 30, 2022	$—	$96,200

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte-Carlo Simulation. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 2 measurement due to minimal observable market activity and a Level 1 measurement due to the use of an observable market quote in an active market, respectively.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at September 30, 2022 included the Private Placement Warrants. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

PONO CAPITAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements inputs of the Private Placement Warrants as of their measurement dates:

As of December 31, 2021
Stock price	$9.97
Strike price	$11.50
Term (in years)	5.6
Post-Merger Period Volatility	9.5%
Risk-free rate	1.3%
Dividend yield	—%
Probability of completing a Business Combination	90.0%
Fair value of warrants	$0.49

The Sponsor Working Capital Loan was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. The estimated fair value of each draw of the Sponsor Working Capital Loan was based on the following significant inputs:

	As of September 30, 2022	As of September 12, 2022 (Initial Measurement)	As of August 8, 2022 (Initial Measurement)	As of July 16, 2022 (Initial Measurement)	As of May 24, 2022 (Initial Measurement)	As of April 1, 2022 (Initial Measurement)
Unit price	$10.21	$10.12	$10.10	$10.10	$10.08	$10.38
Conversion price	$10.00	$10.00	$10.00	$10.00	$10.00	$10.00
Expected term	0.1	0.2	0.3	0.3	0.4	0.5
Unit volatility	13.2%	5.2%	1.4%	5.9%	5.5%	14.0%
Dividend yield	—%	—%	—%	—%	—%	—%
Risk free rate	2.9%	2.9%	2.7%	2.5%	1.2%	1.1%
Discount rate	8.9%	5.7%	6.3%	8.5%	9.8%	9.8%
Probability of completing initial Business Combination	20%	20%	16%	20.0%	20%	20%
Fair value of Sponsor Working Capital Loan	$96,200	$35,400	$13,600	$7,000	$13,000	$23,000

The Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $(270,488) and $3,431,576 in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively. The Company recognized a loss of $680,914 in the condensed consolidated statements of operations during the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021. The Company recognized a loss on the change in fair value of Sponsor Working Capital Loan of $5,200 and $4,200 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. The aggregate amount by which the cash proceeds from the draws on the Sponsor Working Capital Loan was in excess of the fair value on the initial measurement dates of $239,000 and $378,000 is reflected as a contribution to additional paid-in capital during the three and nine months ended September 30, 2022.

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

On October 27, 2022, the Company drew $215,000 from the Sponsor Working Capital Loan with the Sponsor.

As further described in Note 5, on November 9, 2022, the Company entered into Purchase Agreements and completed the private sale of an aggregate of 115,000 Placement Units at a purchase price of $10.00 per Placement Unit in a private placement and deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from November 11, 2022 to February 13, 2023. The Purchase Agreements and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

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

On March 17, 2022, we entered into an Agreement and Plan of Merger (the “Old Merger Agreement”), by and among Pono, Pono Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Pono (“Merger Sub”), Benuvia, Inc., a Delaware corporation (“Benuvia”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shannon Soqui, in his capacity as Seller Representative.

Pursuant to the Old Merger Agreement, at the closing of the transactions contemplated by the Old Merger Agreement, Merger Sub was to merge with and into Benuvia, with Benuvia continuing as the surviving corporation.

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

New Proposed Business Combination

On September 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Pono, Pono Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Pono (“Merger Sub”), AERWINS Technologies Inc., a Delaware corporation (“AERWINS”), Mehana Equity, LLC, in its capacity as Purchaser Representative, and Shuhei Komatsu, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into AERWINS, with AERWINS continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of AERWINS securities collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) Six Hundred Million U.S. Dollars ($600,000,000), minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by AERWINS) of AERWINS at Closing (the “Closing Net Indebtedness”), minus (c) the amount by which AERWINS’ Net Working Capital is less than $3 million, plus (d) the amount by which AERWINS’ Net Working Capital exceeds $3 million, minus (e) specified transaction expenses of AERWNS associated with the Merger, with each AERWINS stockholder receiving, for each share of AERWINS common stock held, a number of shares of the Company common stock equal to (i) the Per Share Consideration, divided by (ii) $10.00. Each outstanding option or warrant to purchase AERWINS common stock shall be converted into the right to receive an option or warrant to purchase a number of shares of the Company common stock equal to (x) the Per Share Consideration divided by (y) $10.00.

The Merger Consideration otherwise payable to AERWINS stockholders is subject to the withholding of a number of shares of the Company common stock equal to three percent (3.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration.

The Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness, Net Working Capital and transaction expenses as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of shares of the Company common stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of AERWINS, the Company will issue to the AERWINS stockholders an additional number of shares of the Company common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we recorded a net loss of $522,132, which resulted from formation and operating costs of $616,773, franchise tax expense of $50,000, a loss due to a change in fair value of warrant liability of $270,488, income tax expense of $109,621 and a loss on fair value of Sponsor Working Capital Loan of $5,200, offset in part by interest and dividend income on investments held in the Trust Account in the amount of $529,950.

For the three months ended September 30, 2021, we had a net loss of $1,299,503, which consisted of a change in Fair Value of warrant liability $680,914, formation and operating costs of $113,640 and offering costs allocated to warrants of $505,696, partially offset by interest income on marketable securities held in the Trust Account of $747.

For the nine months ended September 30, 2022, we recorded net income of $2,488,938, which resulted from a gain on fair value of warrant liability of $3,431,576, and interest and dividend income on investments held in the Trust Account in the amount of $699,327 , partially offset by formation and operating costs of $1,375,230, franchise tax expense of $150,000, income tax expense of $112,535 and a loss on fair value of the Sponsor Working Capital Loan of $4,200.

For the period from February 12, 2021 (inception) through September 30, 2021, we had a net loss of $1,299,727, which consisted of a loss due to a change in Fair Value of warrant liability $680,914, formation and operating costs of $113,869 and offering costs allocated to warrants of $505,696 partially offset by bank incentive of $5, and interest income on marketable securities held in the Trust Account of $747.

Going Concern, Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities was $689,412, which was due to the change in fair value of the warrant liability of $3,431,576, change in fair value of the Sponsor Working Capital Loan of $4,200 and interest and dividend income on the investments held in the Trust Account of $699,327, partially offset by net income of $2,488,938 and changes in working capital of $948,353.

For the period from February 12, 2021 (inception) through September 30, 2021 net cash used in operating activities was $399,762, which was due to the net loss of $1,299,727, changes in working capital of $286,127 and interest earned on marketable securities held in Trust Account of $747 partially offset by formation costs paid by a stockholder in the form of a capital contribution of $229, offering costs allocated to warrants of $505,696, and change in fair value of warrant liability of $680,914.

Net cash used in investing activities for the nine months ended September 30, 2022, was $1,150,000 due to investment of cash into the Trust Account.

Net cash used in investing activities for the period from February 12, 2021 (inception) through September 30, 2021, was $116,725,000 due to investment of cash into the Trust Account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $1,620,000 due to $470,000 received from the issuance of a Sponsor Working Capital Loan and $1,150,000 in proceeds from the sale of private placement units.

For the period from February 12, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $117,521,607 due to proceeds received from the issuance of Class B common stock to the Sponsor of $25,000, proceeds from sale of Units, net of underwriting discount paid of $113,050,000, proceeds from sale of private placement units of $5,216,750, partially offset by payment of offering costs of $770,143.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $118,183 and $337,595 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expect to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have February 13, 2023 to consummate a Business Combination. If a Business Combination is not consummated by February 13, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficit, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by February 13, 2023. Based upon the above analysis, management determined that liquidity concerns and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note - Related Party

On March 22, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and was payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the IPO. On August 17, 2021, the Company repaid the outstanding balance under the Promissory Note.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor may provide us with a loan of up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Sponsor Working Capital Loans. On April 1, 2022, we drew $110,000 from the Sponsor Working Capital Loan with our Sponsor. On May 24, 2022, we drew down another $65,000 on the same Sponsor Working Capital Loan. On July 16th 2022, there was an additional draw for $35,000. On August 8, 2022 the Company drew down another $85,000. On September 12, 2022 there was another draw for $175,000. On October 27, 2022, the Company drew $215,000 from the Sponsor Working Capital Loan with the Sponsor. As of September 30, 2022, there was $470,000 outstanding under the Sponsor Working Capital Loan.

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

On August 13, 2021, the underwriter has given the Company an abatement of $350,000. The total cash underwriting fee is $1,950,000 and the deferred underwriting fee is $3,450,000.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements as of January 1, 2022 or for the nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2021, simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 521,675 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $5,216,750 (the “Private Placement”). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital LLC (“Mehana Capital”), an affiliate of the Sponsor to extend the Combination Period for an additional three months, as described in Note 1. Mehana Capital purchased an aggregate of 115,000 placement units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Placement Units”), creating proceeds to the Company of $1,150,000 which was deposited into the trust account.

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

Pono Capital Corp

Date: November 14, 2022	By:	/s/ Dustin Shindo
Dustin Shindo
Chief Executive Officer

Pono Capital Corp

Date: November 14, 2022	By:	/s/ Trisha Nomura
Trisha Nomura
Chief Financial Officer

