Form 10-K
period 2022-12-31
AERWINS Technologies Inc.
filed 2023-03-31
CIK 1855631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December
31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40734

AERWINS Technologies Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2049355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome , Minato-ku, Tokyo, Japan	105-0011
(Address of Principal Executive Offices)	(Zip Code)
+813-6409-6761
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	AWIN	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	AWINW	The Nasdaq Stock Market LLC
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by
non-affiliates
of the Registrant on June 30, 2022, based on the closing price of $10.12 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Stock Market, was approximately $116,380,000. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.
There were 56,139,855
shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2023.
Documents Incorporated by Reference
None

AERWINS Technologies Inc.

EXPLANATORY NOTE

On February 3, 2023, subsequent to the end of the fiscal year ended December 31, 2022, the fiscal year to which this Annual Report on Form 10-K relates, following the approval at the special meeting of the shareholders of Pono Capital Corp., a Delaware corporation held on January 27, 2023 (the “Special Meeting”), Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Pono Capital Corp., a Delaware corporation (“Pono”), consummated a merger (the “Merger”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation (“AERWINS”) pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS (“Seller Representative”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby (collectively, the “Business Combination”) were approved and completed. At the closing on February 3, 2023 of the Business Combination pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS with AERWINS surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” The financial statements included in this Annual Report on Form 10-K as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section relate to the pre-Business Combination Pono other than where expressly provided therein. The remaining sections of this Annual Report on Form 10-K, other than where expressly provided therein, relate to the post-Business Combination company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about AERWINS Technologies Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART I

ITEM 1.	BUSINESS

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary AERWINS, Inc., a Delaware corporation and its wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”) is the developer and manufacturer of air mobility platform, COSMOS (Centralized Operating System for Managing Open Sky), and the XTURISMO Limited Edition Hoverbike. All refences in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI.

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 13, 2021, we consummated an initial public offering. On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc., and this business section primarily includes information regarding the AERWINS’, Inc. business.

For additional information on the corporate history of our Company please see the section titled “Corporate History” on page 70 of this Annual Report on Form 10-K.

Mission

With the mission of “Transforming society from the sky down,” we aim to realize an “Air Mobility Society” in which cars, motorcycles, and drones can fly freely. We are working in three areas: 1) manned air mobility, 2) unmanned air mobility, and 3) sharing computer power. The diagram below describes our business structure.

Overview

We are developing our air mobility business with the aim of contributing to society as a global company that leads the air mobility society by providing infrastructure that enables anyone to use the airspace safely, securely, and conveniently through the constant challenge of new technologies and their implementation in society.

To realize this vision, we are developing the following business areas:

(1) manned air mobility area, which involves the sale and development of hoverbikes that can float at low altitude through impassable zones in times of disaster, etc., and

(2) unmanned air mobility domain, which provides solutions utilizing industrial drones (integrated provision of R&D, aircraft, operators, operation management, and other software); and

(3) the computing power sharing domain, which provides services such as blockchain verification and AI algorithm generation in a fast, inexpensive, and safe manner.

Current and Planned Product and Service Status

Our current and planned product status is as follows:

Product/Service	Launch Schedule	Delivery	Client Types	Details
XTURISMO LTD EDITION	October-2021	after December-2022	Individuals. Governments	Innovative hovering bike equipped with hybrid system, software, edge computing. Products for a government are under development.

COSMOS	Available	In 2023	Municipalities, Local Governments	Unmanned traffic management system “UTM” in service for up to approximately 10 drones.

Product/Service		Launch Schedule		Delivery	Client Types	Details
COSMOS Advanced		In Development		In 2023	Municipalities, Local Governments, and Corporations	Currently in development for further implementation into the air mobility sector, including the ability to monitor an increased number of drones, as well as the ability to link to manned mobility units

Product/Service	Launch Schedule	Delivery	Client Types		Details
Shared Computing Service	Available	Available	Corporations, Individuals		The proprietary Software technology allows existing or newly purchased computers to efficiently utilize capability for computing and rendering

Drone Service	Available	Available	Municipalities, Lobal Governments, Corporations		Using our C.O.S.M.O.S. we offer geo-survey, infrastructure inspection and pesticide spraying service to various entities

Estimated Price Ranges for our Products and Services

Our current estimated price ranges for our products and services are as follows:

Product/Service	Price Range	Client Types	Details
UAV Development	JPY 20,000,000 — JPY 40,000,000 (approximately $138,207 USD — $276,415 USD)	Corporations	Customizing drones for specific needs

Drone Inspection/Survey	JPY 200,000 — JPY 5,000,000 (approximately $1,382 USD — $34,551 USD)	Municipalities, Government, Corporations	Infrastructure inspections such as bridge, rivers, railways and geo-survey

Product/Service	Price Range	Client Types	Details
UAV Marketing	JPY 1,500,000 — JPY 5,000,000 (approximately $10,365 USD — $34,551 USD)	Corporations	Agent agreement with manufacturers for marketing in Japan

C.O.S.M.O.S. additional development/demonstration*	JPY 5,000,000 — JPY 15,000,000 (approximately $34,551 USD — $103,655 USD)	Municipalities, Government, Corporations	Developing and customizing C.O.S.M.O.S. software for specific needs

Shared Computing Service	JPY 10,000 (approximately $69 USD) per unit/monthly	Corporations, Individuals	Sales of computing system and maintenance service

*

For C.O.S.M.O.S., in many cases, in demonstration tests with large companies and local governments, the charge is calculated for the demonstration test as a whole, rather than setting the fee for C.O.S.M.O.S. alone the setting of the amount per account is expected to be changed depending on the number of available drones and the number of operators.

Significant Market Opportunities

In today’s increasingly populated and interconnected world, traditional modes of urban transportation continue to contribute to congestion and pollution, and they are largely confined to land-based infrastructure. Mobility for the future requires a revolutionary solution.

The market opportunities created by our technology are significant. According to an analysis by Frost & Sullivan, the autonomous vehicle services market is expected to grow from a mere $1.1 billion in 2019 to $202.5 billion in 2030 at a CAGR of 60.1%, facilitated by mutually beneficial business models across the entire mobility value chain. To capture the significant growth potential in the AAV market, we strive to continue to innovate and expand the boundaries for air-based mobility.

The sky above has always held possibilities, and we completed our first manned flight test of the XTURISMO LTD EDITION prototype 1 in 2019. The current XTURISMO LTD EDITION made a debut to the public in October 2021 at Fuji Speedway Circuit in Japan. Currently we have 7 purchases total amongst 3 purchasers and at least 10 inquiries to proceed for purchase agreements from Government agencies, corporations and individuals to purchase where we will be conducting flight demonstrations, flight training and inspections before delivery. We plan to begin delivery of the current XTURISMO LTD EDITION in the middle of 2023 for the purchases that have already been confirmed.

In the future, we are also preparing to develop new models that are electrically powered and even more compact, and to provide infrastructure such as airways and air traffic control systems in an air mobility society.

Our air mobility enables urban mobility to expand into three-dimensional space. We believe our technology will change the future of transportation, improve lives, and create new industries. The XTURISMO LTD EDITION is a full spec version ranging from high quality carbon and equipped with intensive software capability which allows manual/autonomous/remote control driving experience. Each XTURISMO LTD EDITION is built to order, and accordingly, we begin production of each specific unit when a confirmed order is received by us. Due to the cost of the XTURISMO LTD EDITION, we have decided to limit the production of the XTURISMO LTD EDITION to 200 units and target high net worth individuals as potential purchasers. Most of the parts were created exclusively for the product with small unit orders resulting in the purchase price to be relatively expensive. The price of the current XTURISMO LTD EDITION is 77.7 million yen ($550,000 USD) per unit (including insurance and installation program) in Japan. We believe the price of the supply parts can be decreased if we are able to obtain more orders, and at such time we believe that we may be able to mass produce a less expensive model to facilitate safe, cost-effective, and easy-to-use air mobility solutions. Additionally, the materials can change depending on the usage omitting out unnecessary features which can also impact the final price to decrease in the future. Beginning from 2025 we plan that our EV version, the internally named project of “Speeder”, are planned to be in mass production where we intend the price to drop significantly. The Speeder is not yet in development as of now.

We design, develop, manufacture, market, and operate unmanned aircraft and their supporting systems and infrastructure for a wide range of industries and applications, including passenger transportation, logistics, and smart city management. For example, in a project jointly with Yamanashi prefecture located in a mountainous region in Japan, we have conducted a logistics test for a hypothetical disaster situation using unmanned drones from three different manufacturers equipped with our proprietary air traffic control system (C.O.S.M.O.S.) to control these drones simultaneously. First, we designed and set up minimum flight routes for unmanned drones in C.O.S.M.O.S. that could be used during a disaster. These were then used as airways (equivalent to infrastructure as a smart city), and flights were made to deliver supplies needed in times of disaster by multiple vehicles flying simultaneously along the airways. Additionally, we have conducted similar service with the Ministry of Land, Infrastructure, Transport and Tourism of Japan. In the field of civil engineering surveying and infrastructure inspections, we are seeking to provide efficient services using unmanned aircraft instead of the existing methods of surveying and visual inspection using Cessna aircraft or physically done by workers. Furthermore, in the passenger sector, we develop, manufacture, sell, and operate XTURISMO LTD EDITION. Our goal is to ensure that both passengers and goods take to the skies safely and conveniently.

Orders, Delivery and Financial Results

We are developing the following business areas:

(1) manned air mobility area, which involves the sale and development of hoverbikes that can float at low altitude through difficult-to-move zones in times of disaster, etc.;

(2) unmanned air mobility domain, which provides solutions utilizing industrial drones (integrated provision of R&D, aircraft, operators, operation management, and other software) and the industrial drone business, which involves the sale and development of industrial drones; and

(3) the computing power sharing domain, which provides services such as blockchain verification and AI algorithm generation in a fast, inexpensive, and safe manner.

Below is a breakdown of revenues for each of these businesses.

Gross sales in 2021 totaled $7,830,130 (excluding consumption tax), consisting of $5,218,538 from shared computing and $2,329,487 from unmanned air mobility. In 2021, one significant customer was H.I.F. Corporation, which accounted for 17.2% of the total sales in 2021. During the year ended December 31, 2022, gross sales totaled $5,207,490 (excluding consumption tax), consisting of $2,582,492 from shared computing, $2,524,998 from unmanned air mobility and $100,000 from consulting service. During the year ended December 31, 2022, one significant customer which was OKMUMA DRONE Co., Ltd, which accounted for 14.9% of the total sales during the year ended December 31, 2022.

In the future, considering regulation in each jurisdiction, we assume that the majority of XTURISMO Limited Edition sales will be in the public sector.

What Sets Us Apart

In this industry, various parties have announced their products, but our products have the following three characteristics compared to other companies. We intend to leverage these characteristics to gain market share.

We believe the following characteristics set us apart in each domain.

1) Manned Air Mobility Domain

Ease of implementation in society

Our “XTURISMO Limited Edition” does not require aircraft category approval in Japan, as it is designed to levitate within a range of a few meters above ground effect. In Japan, it can also be used without a pilot’s license, making it a product that is easy to implement in society in Japan. In addition, given that the product is in this category in Japan, an insurance policy developed by Mitsui Sumitomo Insurance Co., Ltd. as a liability insurance policy exclusively for practical hoverbikes is attached free of charge for users in Japan. We believe this ease of providing insurance and after-sales service in Japan is one of the factors contributing to our competitiveness.

In Japan, through numerous conversations, the Civil Aviation Bureau of the Ministry of Land, Infrastructure, Transport and Tourism has stated that the XTURISMO LTD EDITION does not fall under Civil Aviation Law at this time, but that could change if we make certain additional modifications to the design specifications of the XTURISMO LTD EDITION. We have also received a HS Code from the Tokyo Customs office which is registered as code 95-03, where 95 is categorized as “Toys, playthings and sports equipment, and parts and accessories thereof” and subcategory 03 as “Tricycles, scooters, foot-operated vehicles and other similar wheeled toys, doll prams, dolls and other toys, scale models and other similar models for amusement (whether or not operating) and puzzles”.

Outside of Japan, we are subject to extensive legal and regulatory requirements, and are working to obtain relevant approvals and permits in the jurisdictions where we plan to sell our products. For example, we have begun the discussion with several public sectors and governments where the use can be limited to public use where the regulations may be limited. Additionally, in the US we have begun discussions with an attorney to discuss and file an application for certification from the FAA seeking the correct category for our product.

Practical Driving Capacity

The current battery technology has limitations in terms of power and cruising time, making it difficult to achieve a practical cruising time. Our “XTURISMO Limited Edition” achieves a practical cruising time of 40 minutes by utilizing the engine for power.

Pioneer and Leader in Urban Air Mobility

The above features enable us to launch products at a very early date, even by global standards, without having to wait for the long process of obtaining airworthiness and type certification, since we believe our products will not be classified as aircrafts and our products will not be deemed to utilize technological innovation in next generation batteries. We are planning to create an entirely electronic version targeting a 2025 launch.

2) Unmanned Air Mobility Domain

Original Operation Management System

This technology has been patented as “an infrastructure system that communicates with air traffic control systems in the air (low altitude) and mutually or unilaterally transmits, manages, controls, authenticates, registers, and settles flight routes and various information (including the use of external data). While many drone-related companies provide solutions focused on specific fields, we believe that our strength lies in the fact that our services are comprehensive, ranging from development in other areas to operation management systems, provision of operators, and data analysis and reporting.

3) Computing Power Sharing Domain

Equipment optimized for those wishing to rent out computing power

The computing power sharing service that we offer is optimized equipment for those who wish to utilize computing power, with our proprietary distributed processing algorithm software and shared global computing platform on hardware equipped with the CPU, memory, and SSD required for blockchain and AI lending, in addition to the latest model of GPUs. The system can be used for storage in a general data center. Two models are available: a box-type model that can be stored in a typical data center, and a rack-type model with excellent air-cooling performance. These machines can be stored at our or our partner’s centers. We currently have five centers with a track record of receiving over 1,000 GPU machines. We will continue to generate revenue by operating our current centers on a stable basis.

Our Strategies

We intend to pursue the following strategies to achieve our mission:

Transformation into a Global Company

We have established three key business areas with the aim of transforming ourselves into a global company. The first is Japan, where our administrative, software, and design bases are located. The second is the Gulf Cooperation Council (“GCC”) region, including the United Arab Emirates (“UAE”), Saudi Arabia, Kuwait, Qatar, Bahrain, and Oman. UAE will be our first overseas expansion area, with a target year of 2023. We plan to establish an office, research and development (“R&D”) center, logistics, manufacturing, and marketing hub for the vehicles in the GCC region. We believe that this region will be our distribution center to Europe and Asia. Third is the United States (“U.S.”), where we are considering expansion after 2023. In the U.S., we plan to establish an office and R&D center specializing in software. For this purpose, we are considering a capital alliance with a reputable venture capital firm.

As such, a global headquarters for finance and marketing will be established, and the ratio of foreign employees is intended to be increased to 50% by 2024.

Extend Our Technological Leadership

We plan to continue to invest in technological innovation to cement our leadership in Air Mobility technologies and establish ourselves as the industry benchmark for Air Mobility commercial solutions. We will continue to attract talent from around the world to expand our talent pool and drive innovation.

Expand Development and Manufacturing Capabilities

We plan to expand our existing engineering and manufacturing facilities and develop new ones. We may also develop manufacturing facilities in other countries or cooperate with local manufacturing partners to fulfill orders from international customers.

Expand Our Air Mobility Portfolio and Strengthen Our Platform

We plan to continue to expand our Air Mobility portfolio and optimize our existing Air Mobility models. We will develop future Air Mobility models for different uses. We will continue to develop our technology platform and ancillary products and services to strengthen our ability to provide end-to-end Air Mobility commercial solutions that address the needs of our customers.

Continue Commercialization and Promote Adoption

We believe that urban air mobility will be an important part of global transportation in the future. We will continue to commercialize our Air Mobility technology and solutions and promote their adoption worldwide, not only through the sale of our air mobilities, but also through offering services such as manned air mobility services and urban air logistics services. As we continue to improve the regulatory acceptance, production scale and on-the-ground infrastructure of air mobilities, we plan to pilot urban air mobility services with predetermined routes as a precursor to more flexible, on-demand services networks. We plan to work closely with partners and regulatory agencies to foster and grow the commercial Air Mobility market. In particular, we are in discussions with multiple cities around the world to establish urban air mobility services for both passengers and goods.

Explore New Monetization Opportunities

We plan to explore new monetization opportunities by leveraging our Air Mobility technology platform. For example, we may charge recurring fees for our operational and maintenance services for our air mobilities. We may also enter into revenue sharing arrangements with customers to capture greater business opportunities.

Pursue Strategic Partnerships in Production and Technology

We intend to explore and pursue suitable strategic partnerships that can strengthen our production and technological capabilities. We may co-develop new Air Mobility models in collaboration with international industry leaders.

Industry

Overview of Our Market

The industrial drone market, the computing power sharing (cloud computing) market, and leisure use market, in which we are involved, are markets that are expected to grow significantly in Japan and overseas. In addition, the technology staffing business is expected to expand into various fields, although mainly in Japan.

Market size by our segment

1) Manned Air Mobility

The manned air mobility industry has been the focus of much attention, with demonstration tests being conducted in many countries and a roadmap published in Japan under the leadership of the Ministry of Economy, Trade, and Industry.

According to data published by Morgan Stanley Research in 2019, the global market for manned air mobility, including hoverbikes, is expected to grow to over 150 trillion yen (approximately $1,036 billion USD) by 2040 according to long-term global forecasts. Data published by PWC in 2020 indicates that the air mobility market in Japan will grow to approximately 2.5 trillion yen (approximately $17 billion USD) by 2040. According to “Flying Cars Global Market Report 2021” published by The Business Research Company in 2021, the global market is expected to grow at a CAGR of 58.7% to 35 billion yen (approximately $241 million USD) by 2025. The report says that the key to growth will be the development of infrastructure system requirements, aircraft development, and institutional response, particularly in passenger transportation.

(Source: Flying Cars Global Market Report 2021)

The manned air mobility field in the air mobility industry, to which we belong, is expected to contribute to solving various social issues such as eliminating traffic congestion and improving productivity in cities, reducing land infrastructure costs for the approximately 20,000 marginalized villages in rural areas (remote islands and mountainous regions) in Japan, transporting people between inhabited islands, replacing helicopters, and diversifying entertainment and sightseeing, as advanced mobility that can go “wherever they want” and “whenever they want.”

The system is expected to contribute to solving a variety of social issues, such as inter-island transportation among inhabited islands, replacement of helicopters in times of disaster, and diversification of entertainment and tourism. In Japan, since the establishment of the public-private sector council for the air mobility revolution in 2018, studies for social implementation have been conducted, and many companies overseas are also working on development.

However, there are various laws and regulations nowadays, and you cannot freely go everywhere. For this reason, we have developed a manned drone for leisure use, and as of November 2022, we are the only company in the world that actually sells such a drone.

The performance of the drone itself is limited, as it cannot fly higher than three meters and its speed cannot exceed 60 mph. This has earned it approval from the Japanese government that it is not a flying vehicle, but rather a vehicle that drives on the road, similar to a car. Of course, it cannot be driven on public roads in Japan without a license plate.

2) Unmanned Air Mobility

The market for the unmanned air mobility industry in Japan, the market utilizing drones, has been expanding against the backdrop of social issues such as labor shortages and aging infrastructure. According to the “Drone Business Research Report 2021” published by Impress Corporation in 2021, the market is expected to grow significantly from 184.1 billion yen (approximately $1,272 million USD) in 2020 to 646.8 billion yen (approximately $4,469 million USD) in 2025. Among these, the drone service market, on which we are focusing our efforts, is expected to grow from 112.8 billion yen (approximately $779 million USD) in 2020 to 436.1 billion yen approximately $3,013 million USD) in 2025. Looking at the service market by sector, the inspection sector, which we are focusing on, is expected to grow from 39.9 billion yen (approximately $275 million USD) in 2020 to 171.5 billion yen (approximately $1,185 million USD) in 2025, the logistics sector from 1.5 billion yen (approximately $10 million USD) in 2020 to 79.9 billion yen (approximately $552 million USD) in 2025, and the civil engineering and construction sector from 6.7 billion yen (approximately $46 million USD) in 2020 to 24.7 billion yen (approximately $170 million USD) in 2025.

Source: Drone Business Research Report 2021 (Impress Corporation, published in 2021)*

*

The drone business market size consists of three components: drone airframes, services, and peripheral services. The drone airframe market refers to sales in Japan of finished commercial drones, including fixed-wing and rotary-wing drones, rover-type drones, boat-type drones, submarine-type drones, etc., and does not include military-use drones. The services market represents the sales of companies that provide drone-based services. In the case where a drone is used for only one part of a solution, sales for that part only are estimated. In addition, when public organizations or companies utilize their own drones, estimates are based on the assumption that the drone operations are outsourced to an external company. The peripheral services market includes sales of consumables such as batteries, regular maintenance costs, human resource development, and voluntary insurance.

Source: Drone Business Research Report 2021 (Impress Corporation, published in 2021)*

The unmanned air mobility field is attracting increasing attention as a solution to meet the needs for manpower saving and unmanned air mobility in light of the declining working population, aging infrastructure, and the spread of new coronavirus infections, which require contactless and remote access. The government’s Digital Rural City Nation concept mentions the use of drones for logistics and inspections, and large corporations are pushing for the full-scale introduction of drones for inspection, surveying, and disaster prevention. In addition, the government has set a December 2022 deadline for Level 4 (unobserved flights over populated areas), and in June 2021, the House of Councillors passed a bill to amend the Civil Aeronautics Law and enacted it into law. The implementation of the “Level 4” (unobserved flights overpopulated areas) has been steadily progressing. Once the Level 4 certification system for aircraft safety and drone operator licenses are in place, the area where drones can be used is expected to expand significantly and a large market is expected to be created. Under these circumstances, we believe that players who can execute operations as well as develop drone technology will be able to meet demand in the future, and we will work on solutions that provide integrated airframes, operation management systems, and operators.

3) Computing Power Sharing Domain

The market for GPUs suitable for advanced computing, the computing power sharing industry, is expected to grow to nearly 6 trillion yen (approximately $41 billion USD) by 2024, according to GPU market research published by Global Market Insights in 2019 (Global Market Insights, Inc., 2019), as shown in Figure 6, the market is expected to be worth $14,415 million (1.56 trillion yen) in 2019 and is expected to grow to nearly 6 trillion yen (approximately $41 billion USD) by 2024.

*	GPU is an abbreviation for Graphics Processing Unit, which refers to an arithmetic unit or processor specialized for real-time image processing.

In the Computing Power Sharing Domain, demand for global computing power is booming. In the future, artificial intelligence (“AI”) and internet of things (“IoT”) are expected to develop more and more, and market conditions are expected to grow explosively. Furthermore, the market for cloud computing of computing power is also expected to expand rapidly in the future, backed by strong demand.

Our Business

Our business is built on our technology platform, which is designed to develop and market Manned Air Mobility and provide Unmanned Air Mobility operating systems and solutions. In this section, we will describe specific products and services in each area of our air mobility business.

(1) Manned air mobility business

In the manned air mobility business, we develop and market “XTURISMO Limited Edition.” To complement the single product development of the air mobility vehicle, we are aiming to appeal to a variety of purposes of use and create a product portfolio that is resistant to market fluctuations due to completely different applications: demand for solutions to social problems, including collaboration with national and local governments, and luxury demand targeting the ultra-wealthy who are resilient to recession.

XTURISMO Limited Edition

The basic specifications of the “XTURISMO Limited Edition” are as shown in Figure 1: internal combustion engine + electric drive, maximum speed of 80 km/h (approximately 50 miles per hour), dimensions of 3.7 m x 2.4 m x 1.5 m. The vehicle has been designed to meet the following requirements. Compared to other manned air mobility vehicles designed solely with electric power, this design is highly practical due to its high energy efficiency and long cruising time. The use of lightweight, tough, and non-corrosive Carbon Fiber Reinforced Polymer (“CFRP”) components for almost all airframe components significantly reduces the weight of the airframe and minimizes the drive energy. In addition, we have newly developed a control unit that controls the movement of the airframe, which is optimal for air mobility. In the future, we plan to respond to customization according to the requests of potential purchasers.

The current XTURISMO LTD EDITION made a debut to the public in October 2021 at Fuji Speedway Circuit in Japan. Currently we have 7 purchases total amongst 3 purchasers and at least 10 inquiries to proceed for purchase agreements from Government agencies, corporations and individuals to purchase where we will be conducting flight demonstrations, flight training and inspections before delivery. We plan to begin delivery of the current XTURISMO LTD EDITION in the middle of 2023 for the purchases that have already been confirmed. The configuration and mechanism of the airframe for levitation is as follows: one gasoline engine is used to drive the two front and rear main propellers, and four batteries are used to drive the four fronts, rear, left, and right side propellers. Four batteries power the four side propellers, front, rear, left, and right, to achieve attitude control and stability. As shown in Figure 2, the main and side propellers are powered by the wind, which is rectified by ducts arranged around the propellers to create a high-pressure space between the lower fuselage and the ground, and the difference in pressure between the upper and lower fuselage is used to levitate the aircraft.

As shown in Figure 3, the names of the various sections of the aircraft and basic operations can be performed using the buttons and levers on the steering wheel.

The price is 77.7 million yen ($550,000 USD) per unit (including insurance and installation program) in Japan. The vehicle is expected to be used as a disaster relief vehicle for emergencies and for hobby use on circuits, at sea, etc. For the usage of disaster relief, since Japan encounters a number of natural disasters, we have been in conversation with relevant authorities in Japan regarding situations such as earthquakes, floods and tsunamis, and the use of our products in such situations as upon the occurrence of such events the road infrastructure may be destroyed causing obstacles for emergency access. Furthermore, due to our hybrid engine system, the batteries can be used for electricity supply for disaster affected locations. For example, in a project jointly with Yamanashi prefecture located in a mountainous region in Japan, we have conducted a logistics test for a hypothetical disaster situation using unmanned drones from three different manufacturers equipped with our proprietary air traffic control system (C.O.S.M.O.S.) to control these drones simultaneously. First, we designed and set up minimum flight routes for unmanned drones in C.O.S.M.O.S. that could be used during a disaster. These were then used as airways (equivalent to infrastructure as a smart city), and flights were made to deliver supplies needed in times of disaster by multiple vehicles flying simultaneously along the airways.

Since its launch in October 2021, the product has received 7 purchases total amongst 3 purchasers and at least 10 inquiries for purchase in the Middle East, North America, Southeast Asia, Europe, and other regions of the world. The product is expected to be used for hobby and marine applications.

Figure2 (The mechanism of the aircraft’s levitation)

“XTURISMO Limited Edition” Specification table (Tentative values)

Driving force	Internal combustion engine + Electric

Control	Electronic Autonomous Control/ Manual operation by crew/ Remote control

Weight	About 300 kg

Size	Overall length: 3.7m Full width: 2.4m Full height: 1.5m

Maximum speed	80km/ h

Maximum loading capacity	150kg

Figure1 (The basic specifications of the “XTURISMO Limited Edition)

Figure 3 (Name of each part — XTURISMO Limited Edition)

(2) Unmanned Air Mobility Domain

In the unmanned air mobility domain, we provide “C.O.S.M.O.S. (Flight Operation Management System),” “C.O.S.M.O.S. Hub (Operator Network),” and “Joint Research and Development”. C.O.S.M.O.S. is currently available as an unmanned traffic management system “UTM” in service for up to approximately 10 drones. We are currently developing C.O.S.M.O.S. Advanced for further implementation into the air mobility sector, including the ability to monitor an increased number of drones, as well as the ability to link to manned mobility units.

C.O.S.M.O.S. (Flight Operation Management System)

C.O.S.M.O.S. is a platform technology for unmanned AMVs and air mobility, including drones, to enable more reliable planning, monitoring, and management of the health of the aircraft, operational certainty, and safety of the surrounding area and operators, which are the principles of automated unmanned AMV operations. While seamlessly connecting to the Drone Information Platform System (“DIPS”) and Flight Operation Management Integration Function (“FIMS”) defined by the Ministry of Land, Infrastructure, Transport and Tourism (“MLIT”), it visualizes safe and secure operations by realizing both “spatial management” and “flight management,” thereby accelerating the speed of social implementation of drones.

C.O.S.M.O.S. can consolidate all the information necessary for drone flight management, including not only flight route information, but also aircraft information, operator information, and national drone license information, which will begin in 2022. At the same time, during flight, the current position, supplemented by Global Positioning System (“GPS”) and Long Term Evolution (“LTE”) overhead, is projected onto map data and three dimensional (“3D”) spatial data, and the current surrounding environment is also monitored by a 360-degree camera attached to the drone. Municipalities where drones fly overhead and operators who use drones on a daily basis will be able to check this information in real time as needed, thereby realizing safe and secure operations.

The fee structure is currently being quoted on a case-by-case basis as we are in the process of conducting demonstration tests with large corporations and local governments.

Other companies have developed operation management systems, such as those developed by KDDI Corporation and NTT DoCoMo, which were also selected for NEDO’s demonstration experiment. However, we are developing functions with the highest priority on the safe and secure use of drones by local governments.

Figure 5 (Overview of C.O.S.M.O.S. Flight Operation Management System Functions)

Figure 6 (Conception image of a control center utilizing the C.O.S.M.O.S. flight operation management system)

C.O.S.M.O.S. Hub (Operator Network)

Data on more than 100 registered pilots throughout Japan is centrally managed by the pilot operation system “C.O.S.M.O.S. Hub (Cosmos Hub)”. This system enables quick and efficient matching of registered pilots throughout Japan with operators who place orders. The system also allows for the prompt and efficient matching of registered pilots with operators throughout Japan. In addition, the system provides highly accurate safety management manuals and business etiquette training to pilots registered with the system, enabling the provision of safe, secure, and high-quality drone solutions anywhere in Japan. We have built a system that enables us to provide safe, secure, and high-quality drone solutions anywhere in Japan. For example, in the agricultural sensing area, we have a track record of providing solutions in 36 prefectures throughout Japan by 2021.

Our fee structure is quoted on a case-by-case basis, based on the required aircraft, pilot skills, data analysis, and report generation.

Although it is difficult to compare our solutions with those offered by other companies because they are not publicly available, we can say that our nationwide network of pilots has been independently developed since early on, and our flight operation management system has only been provided on a trial basis by KDDI Corporation and NTT DoCoMo, Inc. In addition, there are no carrier-independent services that provide a set of services with their own lines.

Drone Photography Business

We also have the following website: Kusatsu.com, through which we receive orders for drone solutions provided by our unmanned air mobility business. Via this website, we receive orders for aerial photography, inspections, video editing and creating reports. The main services provided by this website are filling orders for aerial photography and movies and we mainly provide images and videos, and sometimes we also provide promotional videos including editing services. Most of the customers for these services are companies, and in fiscal year 2021 we received 95 orders through this website from a total of 42 customers, in 2022 we received 62 orders through this website from a total of 22 customers. We use our affiliated network of drone operators to provide this service. Since drone aerial photography is carried out in various regions in Japan, we provide services in cooperation with drone operators in each region so that we can render the service widely and efficiently. We outsource the work to an operator who owns the necessary equipment and possesses the skills necessary to fill each order.

Joint Research and Development

Our joint R&D with large companies is characterized by the wealth of experience of our business development team and our engineering team, and by the close collaboration between the two teams to promote the project. The business development team consists of members who have consulting experience with major manufacturers and other companies at major strategy consulting firms, and are familiar with the key points of starting up a new business in a large corporation. The engineering team, on the other hand, has many members from Japan and overseas with experience at other drone companies, etc. The team also has a wide range of areas of expertise, from drone airframe development to AI engineers who analyze information obtained from the sensors mounted on the drone. We are capable of building a wide range of drone and AI solutions. In addition, for the areas where we collaborate with many large companies based on their needs, we have established a system that enables us to achieve many results with inexpensive joint development costs by developing the base aircraft and software in-house.

For example, as shown in Figure 7, we have implemented a drone-based individual delivery system for the “Green Infrastructure Model,” a concept home for a sustainable future built at Misawa Park Tokyo (Suginami-ku, Tokyo), a home-building experience facility, with Misawa Homes Co. Ltd. and Mitsui O.S.K. Lines, Ltd. in the world’s first demonstration experiment of unmanned operation using commercially operated container vessels, as shown in Figure 8.

Our fee structure is based on an individual estimate of the necessary development details.

Although it is difficult to compare our services with those provided by other companies because the contents of our services are not disclosed to the public, we believe that we are unique in that we can promote and design projects not only from a technical perspective but also from the perspective of contributing to management by having members from major consulting firms participate in the development of the project.

Figure 7 (Individual drone delivery system demonstration for future concept homes with Misawa Homes, Inc.)

Figure 8 (Testing automation of mooring operations by drone with Mitsui O.S.K. Lines, Ltd.)

(3) Computing Power Sharing Domain

A.L.I. Albatross (our original GPU machine)

Our shared computing service is currently available and the proprietary software technology allows existing or newly purchased computers to efficiently utilize capability for computing and rendering. Our shared computing service is a system that provides efficient computing power through distributed processing and was initially developed primarily for the purpose of computer generated graphics and game rendering. In addition to the latest model of GPU, this equipment is optimized for those who wish to rent out computing power, with hardware equipped with CPU, memory, and Solid State Drive (“SSD”) necessary for blockchain and AI lending, and our proprietary distributed processing algorithm software. Two models are available: a box-type model that can be stored in a typical data center, and a rack-type model with excellent air-cooling performance. These machines can be stored at our or our partner’s centers. We currently have five centers with a track record of more than 1,000 GPU machines in storage.

The Details of our Shared Computing System are as follows:

Additionally we have expanded our services to the deep learning area of AI, and in 2020, we participated in an AI program to analyze corona vaccines. Further, our shared computing technology is also intended for the use of the future sky road visualization. Furthermore, we have applied game rendering and computer graphics rendering technology to visualize the sky road planned to be implemented in the unmanned traffic management system for air mobility infrastructure which we are currently internally using and which is planned for external use in the future.

The fee structure consists of a monthly operation management fee for managing the operation of the GPU machines and a license fee in the form of a performance fee based on the utilization of computing power (some of which was received in the form of cryptographic assets at the request of a single purchaser of our shared computing services). Specifically, during the period of January 1, 2021 through October 31, 2022. we received an average of approximately 3.22 Ethereum tokens per calendar month (for an aggregate of 74.06 Ethereum tokens) from a single purchaser of our shared computing services. However, as of December 23, 2022, all of the aforementioned Ethereum tokens have been sold for an aggregate amount of 87,690,644 yen ($605,975 US dollars). Furthermore, other than the Ethereum tokens as described in the immediately preceding sentence, we have not in the past nor will we at any time in the future accept any payment in cryptographic assets. Additionally, our shared computing service is not used for the mining of cryptographic assets. Some external users of our shared computing system may be using it in the blockchain area, but our shared computing system is neither designed for nor endorsed for use for cryptographic asset mining purposes.

In comparison with computing power services provided by other companies, the service is built by purchasing a large volume of AMD (Advanced Micro Devices, Inc.) GPUs at a low cost, so it is comparable to services lined up by AWS (Amazon Web Services), etc., which provide NVIDIA-made GPUs for enterprise use) and other services that offer NVIDIA-made enterprise GPUs.

Figure 9 (Container server that manages the operation of our original GPU machines.)

(4) Technology Human Resources Business Domain

The technology staffing area in which our group is engaged is through our investment in ASC TECH Agent Co. In this business description, the technology human resources business is omitted.

Subsidiary

A.L.I. Technologies Co., Ltd. (Japan) is the only wholly-owned subsidiary of the AERWINS, Inc., a Delaware corporation, which is a wholly owned subsidiary of the Company(“A.L.I.”), and A.L.I. holds a 48.8% investment interest in ACS TECH Agent Co. and A.L.I. has no other current subsidiaries.

AM1

Software equipment sales to customers who want to optimize the use of their server systems.

Consulting and marketing support on how to use blockchain and AI for their business.

*  If, as a result of the consulting and marketing support, customers wish to use shared computing, we will provide the equipment in the Computing Power Sharing Domain.

AM2	Research and development of Xturismo (Sales are planned to start in December 2022).

AM3

Consulting and planning of drone utilization for large-scale companies and government agencies.

Consulting results in the provision of services in the area of drone services, including surveys, research, inspections, and measurements.

ASC	Hire construction management engineers and dispatch them to the client as a staffing service.

Regulatory Approvals Relating to our Air Mobilities

We operate in a new and rapidly evolving industry, which is subject to extensive legal and regulatory requirements. While regulations governing this industry are evolving, currently in the jurisdictions where we sell and plan to sell our products, the commercial use of our manned air mobilities, and in some cases our unmanned air mobilities, is subject to an uncertain or lengthy approval process. In order for our customers to use our manned air mobilities, we are working on obtaining, or working closely with our customers, to obtain relevant approvals and permits in the jurisdictions where we sell and plan to sell our products. We are unable to estimate the average length of time required to obtain the applicable regulatory approvals due to the nascent nature of Air Mobility-related regulations and the lack of relevant precedents.

Our Research and Development Capabilities

In the area of manned air mobility, we are engaged in R&D to improve the safety, operability, and performance of the “Xturismo Limited Edition,” and in the area of unmanned air mobility, we are engaged in R&D to improve safety, environmental friendliness, and expandability.

The Company’s R&D activities are conducted by a staff of 24 in the manned air mobility domain and 8 in the unmanned air mobility domain, and the total amount of R&D expenses spent by the Company in FY2021 was 1,025,607 thousand yen (approximately $9,336 thousand USD) and in FY 2022 was 1,190,406 thousand yen (approximately $8,926 thousand USD). R&D activities in each domain are as follows.

Domain	R&D Topics	Results in FY2021
Manned Air Mobility Domain	Safety	Airframe control algorithms for stable navigation in numerous contingencies, and airframe control algorithms to improve stability during takeoff and landing
	Operability	Airframe design for stable operating posture, operation system for intuitive airframe operation
	Performance upwards	Clean sound function, thrust-enhancing design, ducted propeller, air-cooling function
Unmanned Air Mobility Domain	Safety

Development of an operation management system to realize safe and secure drone utilization and linkage with the Ministry of Land, Infrastructure.

Transport and Tourism’s system, and development of aircraft capable of autonomous flight and collision avoidance utilizing Light Detection and Ranging (“Lidar”) Simultaneous Location and Mapping (“SLAM”) and Visual SLAM.

	Environment	Development of drone airframe with explosion-proof performance

	Expandability	Development of a multi-system that uses AI to analyze video acquired from drones in real time and connect it to work instructions to save manpower and improve safety.

Our Proprietary Technologies

In order to provide highly differentiated solutions in the areas of manned air mobility, unmanned air mobility, and Computing Power Sharing Domain, we are engaged in research and development in the areas listed below.

Field of Technology	Outline of R&D Themes
Manned/Unmanned Air Mobility

•  Obstacle avoidance system (laser, image detection)

•  Route flight system (electromagnetic resistance, nighttime operation)

•  Autonomous route design system (waypoint-to-waypoint, N-node)

•  Flight system under non-GPS/gyro environment

Field of Technology	Outline of R&D Themes

•  Remote control system under GPS environment (using First Person View (“FPV”))

•  Swarm control system

•  Attitude control system (stationary in high winds)

•  In-flight work system

•  Visual SLAM system (inspection based on relative position)

•  Wireless energy transmission system

Artificial Intelligence (AI) Data Analysis

•  Individual and Behavior Recognition and Mapping Systems for Construction Operations

•  Individual and behavior recognition and mapping systems for railroad operations

•  360° laser 3D mapping system

•  Defect detection system for inspections

•  Cloud computing power provision system for the learning phase of AI

•  Annotation system for the learning phase of AI

Block Chain	• Blockchain-based Air Route Authentication System • Blockchain-based drone control system

Decentralized Processing * A method in which a single process is distributed to improve processing speed and reduce server load.

•  Management System for Distributing Tasks to Multiple GPUs

•  A management system that selects the allocated GPUs according to the type of task

•  Distributed processing system for pre-rendering tasks

•  Distributed processing system for real-time rendering tasks

Manufacturing, Quality Control and Supply Chain

Manufacturing

We adopt a lean and efficient production strategy across our business, focusing on effective prototyping, manufacturing, supply chain management, final assembly, integration, quality and final acceptance testing.

Our manufacturing procedures system as to the Xturismo Limited Edition is as follows:

Sub Assembly, manufacturing, and shipping of the Xturismo Limited Edition is done by relevant members at our facilities in Yamato, Kanagawa Prefecture, and testing is done by members at our facilities in Minobu, Yamanashi Prefecture. Assembly itself takes about one week, but it typically takes 4 months from ordering parts to delivery. The number of workers is increased or decreased depending on the production volume, but since the assembly is basically made-to-order, it is based on multi-skilled workers: 4 to 6 workers per unit. In addition, several members of quality control and production control are involved. General operation and flight tests are conducted for shipping inspection which takes 1-2 days. With regard to part suppliers, we have collaborated with Toray Carbon Magic Co., Ltd. for CFRP (Carbon Fiber Reinforced Plastics) chassis, which has a proven track record in lightweight and rigidity performance in car racing and air mobility globally. We have also collaborated with Toda Racing Co. Ltd., which has a strong track record in car racing globally, for high-efficiency drive parts. For the internal combustion engine, we are using the proven engine of Kawasaki Motors Ltd., which has a proven track record in the global motorcycle industry.

We rely on third party suppliers to manufacture aspects of our products to the following extent:

Key Parts	Company Name
Chassis (as described above)	Toray Carbon Magic Co., Ltd.
Drive Gear & Shaft (as described above)	Toda Racing Co., Ltd
Main Propellers	Challenge Co., Ltd
Internal-combustion engine (as described above)	Kawasaki Motors, Ltd
Control CPU	Renesas Electronics Corporation
Embedded single board computer	NVIDIA Corporation
Battery for Main	Shorai Inc.
Battery for side propellers	Shenzhen Yowoo Electronic Technology Co.,Ltd
Flight controller	Holyblo
Japan Aviation Electronics Industry, Limited
Moter for side propellers	Jiangxi Xintuo Enterprise Co.,Ltd.
Aster Co., Ltd.
Engine control unit	MoTeC Pty Ltd
Front camera	Basler AG
Exhaust pipe	Shinba Iron Works Corporation

As described above, our products are manufactured and shipped at our facilities in Yamato, Kanagawa Prefecture, which is located at 1-2-11 Fukamidai, Yamato-shi, Kanagawa, and our testing processes are completed at our facilities in Minobu, Yamanashi Prefecture, which is located at 72 Misawa, Minobu-cho, Minami Koma-gun, Yamanashi.

Quality Control

Our quality control efforts focus on designing and producing products and implementing processes that will ensure high levels of safety and reliability. We have a dedicated quality control team that works with our engineering arm and our suppliers to ensure that the product designs meet safety requirements and functional specifications. Together with our supplier review committee, our quality control team also collaborates with our suppliers to ensure that their processes and systems are capable of delivering the parts and components we need at the required quality levels, on time and within budgets.

Our air mobilities are produced with strict product quality control. Our quality control team undertakes robust inspections of our production lines in accordance with internal guidelines and assessment criteria. We also conduct licensed flight tests for the air mobilities of the XTURISMO LTD EDITION prototype 1 under a variety of conditions, which we believe have shown to be an efficient and effective means for us to assess the quality and airworthiness of our products. Data and results generated from flight tests of the XTURISMO LTD EDITION prototype 1 are carefully studied and analyzed to inform any process of alteration or improvement that may follow. In conjunction with our provision of a broad range of after-sales services and assistance to our customers, our air mobilities quality control management extends beyond the point of sale as we continue tracking the performance and quality of our air mobilities.

Supply Chain and Value Chain

We adopt a strict reviewing mechanism to ensure quality and stability of our supply chain. We also aim to fully engage with our suppliers to foster long-standing and strong partnership with qualified suppliers. Our air mobilities are generally manufactured on specific orders and we have been able to effectively manage our inventory level. Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers, nor have we experienced a significant price increases for raw materials or components. We do not anticipate any such delays or significant price increases in 2023. Notwithstanding, we cannot guarantee there will be no such delays or significant price increases in 2023.

During 2020 and 2021, the Japanese Government issued four series of Declaration of Emergency (which we refer to as the “Declarations”), whereby the Japanese Government requested the closing of non-essential activities and businesses across the country as a preemptive safeguard against the COVID-19 pandemic. This adversely impacted businesses across Japan, particularly in the supply chain sector.

During the period, the COVID 19 pandemic and the Government-driven or voluntary closure of workplaces and public spaces, the general public’s reluctance or inability to commute on public transportation, shop, or enjoy outdoor leisure activities have negatively affected our business operations and liquidity position.

The first series of Declarations was in effect during the period beginning on April 7, 2020 and ending on May 25, 2020. The second series of Declarations was in effect during the period beginning on January 8, 2021 and ending on March 21, 2021. The third series of Declarations was in effect during the period beginning on April 25, 2021 and ending on June 20, 2021. The fourth series of Declarations was in effect during the period beginning on July 12, 2021 and ending on September 30, 2021. During a portion of the time periods covered by the Declarations, many prefectures were affected, including Kanagawa (the location of our manufacturing and shipping facility), Tokyo, Saitama, Chiba, Osaka, Ibaraki, Tochigi, Gunma, Shizuoka, Kyoto, Hyogo, and Fukuoka.

We have not experienced supply chain disruptions in our business since the end of the Declarations in 2021. Since the end of the Declarations in 2021, we have not had to suspend the production, purchase, sale or maintenance of certain items due to a lack of raw materials; inventory shortages; closed factories or stores; reduced headcount; or delayed projects. For certain parts for our products, such as the engines and other parts, we only have a limited number of our products that require these parts currently in production, and accordingly we have not been affected by supply chain disruptions in this regard. However, as noted above, during the years 2020 and 2021 with the COVID-19 pandemic the Japanese Government implemented a lockdowns where certain factories have been shut down resulting in delay of supply and production of our products. If a Declaration of Emergency is declared in the future, it may cause the suspension of the production, purchase, sale, or maintenance of certain items due to a lack of raw materials, inventory shortages, closed factories or stores, reduced headcount, or delayed projects. This is primarily due to the fact that we obtain all of the parts of our items from third party suppliers pursuant to contract by order arrangements, and accordingly we rely upon those suppliers to provide the requisite items at the time of our orders. If our suppliers do not have enough raw materials or if our suppliers are unable to fulfill our orders due to an absence of a long term contract with us, then we may experience a supply chain disruption as a result. However, we believe that our risk of supply chain disruption is limited since a Declaration of Emergency has not been made since 2021, we have high employee retention, and we require a low quantity of supplies for our items at this time.

We have not experienced labor shortages that have impacted our business. We have a high employee retention rate and we believe that we will be able to maintain that rate with competitive compensation. With the limited number of productions currently in place we do not face challenges in labor shortage. However, we will need to increase our labor to increase our production capability in the future. We believe that our unique position where we are entering into a new industry allows us to have access to new hires from vendors and directly by candidates internationally. Once we expand into global business, we will need to hire more employees in selected regions which we need to take necessary measures such as adopting market labor costs in various regions. We are in the process of securing third party employee outsourcing as well in order to be in a position to satisfy an increased commercialization production effort.

We have not experienced cybersecurity attacks in our supply chain, however we do have engineers with experience in the cyber security field and plan to take measures to counter any potential cybersecurity attacks in the future.

Additionally, we have not experienced higher costs due to constrained capacity or increased commodity prices or challenges sourcing materials. We believe that we would be able to absorb higher costs of parts from our suppliers since our margins are high in comparison to the total cost of the parts of our items.

We have not experienced surges or declines in consumer demand for which we are unable to adequately adjust our supply. The industry is still in its inception period starting from regulatory infrastructure and the market will likely expand in the foreseeable future. However, if we do experience a surge in consumer demand, we will be highly reliant upon our third party suppliers to provide higher quantities of parts, which we will not have control over since we do not have long term contracts with such third party suppliers. Further, we build our product after an order is placed, and accordingly a decline in consumer demand would not affect our supply.

We have not been unable to supply products at competitive prices or at all in certain regions due to export restrictions, sanctions, tariffs, trade barriers, or political or trade tensions among countries. As the XTURISMO LTD EDITION is a new product and unique, we do not see an inability to compete in the foreseeable future. We have obtained a HS Code from the Japanese Customs Office where we do not have any export restrictions. Depending on geopolitical tensions, we may be subject to sanctions, tariffs and trade barriers, however we do not have such issues with our targeted markets currently. Also, we do not have any intentions to market to sanctioned nations in order to comply with regulations of US and Japan. Furthermore, our supply chain is predominantly within Japan; therefore, we have not been exposed to supply chain risk in light of Russia’s invasion of Ukraine and accordingly have not needed to take efforts to mitigate potential impact.

The following is Delivery Schedule of our Manned Air Mobility “XTURISMO Limited Edition” and a schematic representation of our value chain. (* Some items are still in the conceptual stage.)

After-sales Services

Our “XTURISMO Limited Edition” is based on a levitation range of a few meters above the ground effect, so it is not subject to approval for the aircraft category in Japan and can be used without a pilot’s license. In addition, given that the product is in this category, an insurance policy developed by Mitsui Sumitomo Insurance Co., Ltd. as a liability insurance policy exclusively for practical hoverbikes is attached free of charge for users in Japan. The figure on the right shows the Maintenance and Coverage Plans that we offer.

Marketing and Sales

Marketing

We aim to promote awareness of our brand globally. Our air mobilities are marketed to customers through online events as well as offline promotional and advertising activities. We conduct online marketing through our websites, domestic and international social media, online video platforms and e-commerce platforms, among others. We organize new product launches, company milestone media events, aviation exhibitions and other offline marketing events.

Competition

We recognize that there are no new alternatives at this time, as hoverbikes and drones themselves are substitutes for existing solutions at this time. The competitive landscape for each of our business areas is as follows.

(1) Manned Air Mobility Domain

Most of the industry’s production experience in the manned air mobility domain is still in the demonstration stage, although EHang in China has produced and delivered products. Many companies are still in the research and development stage and are not disclosing their sales prices. As for hoverbikes, we believe that technological innovations in battery capacity density and power will enable competitors to develop hoverbikes that can maintain a practical cruising time even when fully electrified.

(2) Unmanned Air Mobility Domain

In the unmanned air mobility field, China’s DJI holds a large share of the global market, but from a security perspective, domestic drones are expected to increase their market share in the future. In the area of drones, various players are aiming for various technological innovations in the fields of agriculture, inspection, aerial photography, and logistics. In particular, technologies for autonomous flight and AI-based image analysis are being developed for various applications. While DJI and other companies have announced their sales prices for airframes, many companies do not announce their prices for drone solutions, which are the main focus of our company’s efforts, because many cases are quoted on an individual basis.

(3) Computing Power Sharing Domain

In the Computing Power Sharing Domain, no major companies have entered the market, and it is a decentralized market where small and medium-sized companies are developing their services, making it difficult to identify clear competitors. The three companies with the largest global production share are NVIDIA, AMD, and INTEL. This is an area where GPU makers are working to develop new models with improved computing power.

Sales prices increase and decrease according to changes in the supply-demand balance of semiconductors (GPUs, etc.), which are the main component parts.

International Competitiveness and Barriers to Entry

(1) Manned air mobility domain

The barriers to entry in the manned air mobility domain are expected to be very high, as the Company has invested a large amount of R&D funds since 2018, and has been developing the product while applying for/obtaining patent and design rights, and has also successfully developed the product based on partnerships with several companies. In the area of manned air mobility, the launch of the “Xturismo Limited Edition,” a mobility vehicle that can travel in low altitudes within the range of ground effect, is unprecedented worldwide, and we expect it to be internationally competitive.

(2) Unmanned Air Mobility Domain

Although there are no clear barriers to entry in the unmanned air mobility area, we expect certain barriers to entry to exist, as we have been working on building an operation management system using our sky infrastructure patents and a network of drone pilots skilled in various aircraft and operations as early as 2018. (i.e., the drone operator network). In the unmanned air mobility domain, China’s DJI holds a large share of the mass-produced drone “airframe” market. However, the Japanese government has announced a policy of limiting the use of drones for operations that may hinder public safety and the maintenance of order to security-compliant drones in September 2020, and we expect a return to domestically produced drones and global expansion centered on security to increase international competitiveness.

(3) Computing Power Sharing Domain

In the Computing Power Sharing Domain, we expect a certain level of barriers to entry to exist, as we have a track record of managing the operation of many machines and working to improve capital investment and cost efficiency in farms since 2018. In the Computing Power Sharing Domain, we believe that overseas expansion will be difficult due to the high cost of electricity in Japan compared to other countries, but we expect that there will be certain barriers for overseas companies to enter the Japanese market from the perspective that providing computing power for local consumption will guarantee security.

Intellectual Property

We have significant capabilities in the areas of Air Mobilities engineering, development and design and we have developed a number of proprietary systems and technologies. Our success depends in part on our ability to protect our core technology and intellectual property. We rely on a combination of patents, patent applications, trade secrets, know-how, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. In addition, we have entered into confidentiality and non-disclosure agreements with our employees and business partners. The agreements we entered into with our employees provide that all software, inventions, developments, works of authorship and trade secrets created by them during the course of their employment are our property.

As of December 31, 2021, we have 72 issued or pending patents in Japan and 46 registered trademarks related to our technology in Japan. As of December 31, 2022, we have 71 issued or pending patents in Japan and 48 registered trademarks related to our technology in Japan. We intend to continue to file additional intellectual property applications related to our technology in the future. Below is an example of one of our patent initiatives.

Our Intellectual Property Portfolio

IP Classification	2017	2018	2019	2020	2021	Total
Patent Rights	15	18	21	15	2	70
Trademark Rights	4	7	24	9	2	46
Design Right	—	3	2	—	19	24

Total	19	28	47	24	23	140

List of Patent Rights

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features
Flying body (Acquired)	Japan	July 7, 2017 Japanese Patent Application No. 2017-133787	August 13, 2020 No. 6749019	July 7, 2037	Provided is a manned flying object as a new means of movement.

FLYING OBJECT GUIDING METHOD, GUIDING DEVICE, AND GUIDING SYSTEM (Acquired)	Japan	July 31, 2017 Japanese Patent Application No. 2017-147310	April 1, 2021 No. 6861434	July 31, 2037	Provided is a novel technique for guiding a flying object.

Storage device (Acquired)	Japan	September 25, 2017 Japanese Patent Application No. 2017-184212	March 26, 2020 No. 6681861	September 25, 2037	Technology related to a new delivery box is provided.

DISTRIBUTED MANAGEMENT SYSTEM FOR MINING PROCESSING AND METHOD THEREOF (Acquired)	Japan	December 4, 2017 Japanese Patent Application No. 2017-232527	April 8, 2020 No. 6688779	December 4, 2037	Provided are a distributed management system and a method for performing efficient mining processing.

METHOD AND SYSTEM FOR IDENTIFYING FLYING OBJECT (Acquired)	Japan	December 5, 2017 Japanese Patent Application No. 2017-232990	February 3, 2021 No. 6832014	December 5, 2037	Provided are a mechanism capable of objectively ensuring the safety of a flying object and a technique for identifying the mechanism.

TICKET INSPECTION METHOD AND TICKET INSPECTION SYSTEM USING BLOCKCHAIN NETWORK (Pending)	Japan	December 31, 2017 Japanese Patent Application No. 2017-255287	—	—	Provided is a technology capable of providing the security of transaction information and the certainty of settlement.

MONITORING DEVICE, MONITORING PROGRAM, AND MONITORING SYSTEM USING FLYING OBJECT (Pending)	Japan	March 12, 2018 Japanese Patent Application No. 2018-044241	—	—	Provided is a technology for performing a monitoring service with a plurality of flying objects in a specific area.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Monitoring system (Pending)	Japan	March 12, 2018 Japanese Patent Application No. 2018-044242	—	—	Provided are a mechanism capable of objectively ensuring the safety of a flying object and a technique for identifying the mechanism.

Flying body (Acquired)	Japan	March 19, 2018 Japanese Patent Application No. 2018-050692	August 9, 2019 No. 6566585	March 19, 2038	Provided is a flying object having a new shape capable of improving flight efficiency.

Distributed machine learning system (Acquired)	Japan	June 9, 2018 Japanese Patent Application No. 2018-110761	November 15, 2019 No. 6615946	June 9, 2038	Efficiently run resources that maintain a blockchain network.

FLYING OBJECT GUIDING METHOD, GUIDING DEVICE, AND GUIDING SYSTEM (Acquired)	Japan	September 17, 2018 Japanese Patent Application No. 2018-173169	October 18, 2019 No. 6601810	September 17, 2038	Provided is a novel technique for guiding a flying object.

Hybrid manned vehicle (Acquired)	Japan	September 19, 2018 Japanese Patent Application No. 2018-175395	August 19, 2020 No. 6751537	September 19, 2038	Provided is a manned flying object as a new means of movement.

Asset Information Registration Method (Pending)	Japan	November 19, 2018 Japanese Patent Application No. 2018-216374	—	—	Provide a secure platform for the transaction of assets.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	November 26, 2018 Japanese Patent Application No. 2018-220342	August 14, 2020 No. 6749612	March 25, 2037	Disclosed is a technology capable of improving warehouse storage efficiency for multiple types of cargo.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Pending)	Japan	November 26, 2018 Japanese Patent Application No. 2018-220341	—	—	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Pending)	Japan	November 26, 2018 Japanese Patent Application No. 2018-220340	—	—	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Pending)	Japan	November 26, 2018 Japanese Patent Application No. 2018-220339	—	—	Provided is a technique capable of improving warehouse storage efficiency with respect to a plurality of types of cargo.

DELIVERY METHOD AND DELIVERY SYSTEM (Pending)	Japan	November 26, 2018 Japanese Patent Application No. 2018-220343	—	—	An object of the present invention is to provide a delivery method capable of safely delivering a package.

Flying body (Acquired)	Japan	March 27, 2019 Japanese Patent Application No. 2019-061538	August 2, 2019 No. 6561342	March 27, 2039	Provided is a flying object capable of improving the driving feeling and riding comfort of a passenger.

Flying body (Acquired)	Japan	March 27, 2019 Japanese Patent Application No. 2019-061537	May 24, 2019 No. 6530875	March 27, 2039	Provided is a flying object capable of improving the driving feeling and riding comfort of a passenger.

Flying body (Pending)	Japan	May 17, 2019 Japanese Patent Application No. 2019-094037	—	—	Provided is a flying object capable of improving the driving feeling and riding comfort of a passenger.

Flying body (Pending)	Japan	June 25, 2019 Japanese Patent Application No. 2019-116857	—	—	Provided is a flying object capable of improving the driving feeling and riding comfort of a passenger.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Hybrid Manned vehicle (Pending)	Japan/PCT	August 31, 2019 PCT/JP2019/034315	—	—	Provided is a flying object as a new means.

METHOD FOR GUIDING FLYING OBJECT, GUIDING DEVICE AND GUIDANCE SYSTEM (Pending)	Malaysia	September 17, 2019 PI2021001406	—	—	Provided is a novel technique for guiding a flying object.

METHOD FOR GUIDING FLYING OBJECT, GUIDING DEVICE AND GUIDANCE SYSTEM (Pending)	Japan/PCT	September 17, 2019 PCT/JP2019/036309	—	—	Provided is a novel technique for guiding a flying object.

FLYING OBJECT GUIDING METHOD, GUIDING DEVICE, AND GUIDING SYSTEM (Pending)	Japan	September 30, 2019 Japanese Patent Application No. 2019-179383	—	—	Provided is a novel technique for guiding a flying object.

Flying Body (Hover Motorcycle CG Lower Layout) (Pending)	Japan/PCT	October 8, 2019 PCT/JP2019/039708	—	—	Provided is a flying object capable of improving driving feeling and riding comfort.

Flying Object (Hover Bike _ Main + Front and Back Sub + Vertical Sub) (Pending)	Japan/PCT	October 8, 2019 PCT/JP2019/039710	—	—	Provided is a flying object capable of improving driving feeling and riding comfort.

Flying Object (Hover Bike _ Operation Layout) (Pending)	Japan/PCT	October 8, 2019 PCT/JP2019/039710	—	—	Provided is a flying object which can realize easy operation in operation.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Pending)	Japan/PCT	October 26, 2019 PCT/JP2019/042074	—	—	Provided is a technology capable of simultaneously managing and controlling a plurality of flying objects.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	October 26, 2019 Japanese Patent Application No. 2020-522084	January 6, 2021 No. 6820045	October 26, 2039	The route control control servers are communicably connected to a plurality of first flying objects via a network.

FLYING OBJECT AND BUFFER ATTACHED TO FLYING OBJECT (Pending)	Japan	October 31, 2019 Japanese Patent Application No. 2019-198649	—	—	Provided is a flying object capable of mitigating impact at the time of collision.

Distributed machine learning system (Pending)	Japan	November 6, 2019 Japanese Patent Application No. 2019-201356	—	—	Efficiently run resources that maintain a blockchain network.

Flight situation Management system (Pending)	Japan/PCT	November 27, 2019 PCT/JP2019/04644	—	—	Provided is a technique capable of grasping the state of a flying object.

FLIGHT SITUATION MANAGEMENT SYSTEM, FLIGHT SITUATION MANAGEMENT METHOD, AND PROGRAM (Acquired)	Japan	November 27, 2019 Japanese Patent Application No. 2019-214478	May 26, 2020 No. 6708867	November 27, 2039	The situation of the flying object can be grasped.

POWER SUPPLY DEVICE FOR FLYING OBJECT (Acquired)	Japan	November 28, 2019 Japanese Patent Application No. 2019-215435	September 14, 2020 No. 6763588	November 28, 2039	Power can be supplied to a battery of a flying object even if the flying object does not land in a power supply area at a specific position and attitude.

POWER SUPPLY DEVICE FOR FLYING OBJECT (Acquired)	Japan	November 28, 2019 Japanese Patent Application No. 2019-215436	April 20, 2020 No. 6693635	November 28, 2039	Power can be supplied to a battery of a flying object even if the flying object does not land in a power supply area at a specific position and attitude.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

DISTRIBUTED MANAGEMENT SYSTEM FOR MINING PROCESSING AND METHOD THEREOF (Pending)	Japan	December 23, 2019 Japanese Patent Application No. 2019-231598	—	—	To perform efficient mining processing.

Flying object and 99 system (Pending)	Japan/PCT	January 7, 2020 PCT/JP2020/000113	—	—	Provided is a flying object capable of grasping the attitude of the flying object with higher accuracy.

CONTROL DEVICE FOR FLYING OBJECT AND OF FLYING OBJECT Control method (Pending)	Japan/PCT	January 7, 2020 PCT/JP2020/007269	—	—	Provided are a flying object control device and a flying object control method wherein a passenger can easily perform a turning operation of the flying object.

Flight status control 99 system (Pending)	Japan	January 17, 2020 Japanese Patent Application No. 2020-006242	—	—	The situation of the flying object can be grasped.

Flying body (Pending)	Japan/PCT	February 22, 2020 PCT/JP2020/007269	—	—	Provided is a flying object capable of improving the degree of freedom of operation of the flying object while suppressing an increase in weight of the flying object.

IMAGE PROCESSING SYSTEM, PROGRAM, AND IMAGE PROCESSING METHOD (Pending)	Japan/PCT	March 9, 2020 PCT/JP2020/009993	—	—	Provided are an image processing system, program, and image processing method wherein a game can be easily enjoyed without being affected by image processing capability.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

POWER SUPPLY DEVICE FOR FLYING OBJECT (Pending)	Japan	April 2, 2020 Japanese Patent Application No. 2020-066399	—	—	Power can be supplied to a battery of a flying object even if the flying object does not land in a power supply area at a specific position and attitude.

POWER SUPPLY DEVICE FOR FLYING OBJECT (Acquired)	Japan	April 2, 2020 Japanese Patent Application No. 2020-066400	September 14, 2020 No. 6763592	November 28, 2039	Power can be supplied to a battery of a flying object even if the flying object does not land in a power supply area at a specific position and attitude.

Flying body (Pending)	Japan	May 22, 2020 Japanese Patent Application No. 2020-090142	—	—	Provided is a manned flying object as a new means of movement.

Power engine (Pending)	Japan	May 22, 2020 Japanese Patent Application No. 2020-090141	—	—	Provided is a manned flying object as a new means of movement.

Flying body (Pending)	Japan	May 22, 2020 Japanese Patent Application No. 2020-090140	—	—	Provided is a manned flying object as a new means of movement.

PROCESSING UNIT MANAGEMENT SYSTEM AND PROCESSING SPACE MANAGEMENT SYSTEM (Pending)	Japan	July 27, 2020 Japanese Patent Application No. 2020-126346	—	—	To efficiently operate a resource having processing capability.

Flying body (Acquired)	Japan	August 4, 2020 Japanese Patent Application No. 2020-132127	August 19, 2021 No. 6931940	July 7, 2037	Provided is a manned flying object as a new means of movement.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	September 14, 2020 Japanese Patent Application No. 2020-153999	June 17, 2021 No. 6899606	March 25, 2037	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	September 14, 2020 Japanese Patent Application No. 2020-154001	June 17, 2021 No. 6899608	March 25, 2037	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	September 14, 2020 Japanese Patent Application No. 2020-154000	June 17, 2021 No. 6899607	March 25, 2037	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	September 14, 2020 Japanese Patent Application No. 2020-153998	June 17, 2021 No. 6899605	March 25, 2037	Provided is a technique capable of improving warehouse storage efficiency relating to a plurality of types of cargo.

METHOD AND SYSTEM FOR IDENTIFYING FLYING OBJECT (Pending)	Japan	January 18, 2021 Japanese Patent Application No. 2021-005832	—	—	Provided are a mechanism capable of objectively ensuring the safety of a flying object and a technique for identifying the mechanism.

Manned vehicle (Acquired)	Japan	January 21, 2021 Japanese Patent Application No. 2021-008265	January 5, 2022 No. 7002793	September 19, 2038	Provided is a manned flying object as a new means of movement.

INFORMATION PROCESSING DEVICE, METHOD, AND PROGRAM (Acquired)	Japan	March 18, 2021 Japanese Patent Application No. 2021-044767	August 23, 2021 No. 6933417	March 18, 2041	Provided are an information processing device, a method, and a program capable of notifying that the emission amount of an environmentally hazardous substance has been offset.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

Flying body (Acquired)	Japan	August 10, 2021 Japanese Patent Application No. 2021-130766	January 5, 2022 No. 7002801	July 7, 2037	Provided is a manned flying object as a new means of movement.

Anonymization system (Pending)	Japan	November 4, 2021 Japanese Patent Application No. 2021-180042	—	—	To improve anonymity when a service is provided by a flying object.

Disaster Drone System Using LoRa Network (Acquired)	Japan	April 21, 2017 Japanese Patent Application No. 2017-084879	May 25, 2018 No. 6343366	April 21, 2037	Disclosed is a technique for quickly collecting a wide range of information.

Using blockchain technology Delivery box system (Acquired)	Japan	August 7, 2017 Japanese Patent Application No. 2017-152734	July 6, 2018 No. 6363278	August 7, 2037	Provided is a delivery method capable of safely delivering a package to a user.

Blockchain certified delivery boxes (Acquired)	Japan	September 25, 2017 Japanese Patent Application No. 2017-184212	March 26, 2020 No. 6681861	September 25, 2037	Technology related to a new delivery box is provided.

Spherical drone (Acquired)	Japan	March 19, 2018 Japanese Patent Application No. 2018-050692	August 9, 2019 No. 6566585	March 19, 2038	Provided is a flying object of a new shape.

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Acquired)	Japan	March 25, 2017 Japanese Patent Application No. 2017-060237	May 11, 2018 Article 6335354	March 25, 2037	Provided is a technique capable of improving warehouse storage efficiency with respect to a plurality of types of cargo.

Anonymization system (Pending)	Japan	July 31, 2017 Japanese Patent Application No. 2017-147311	—	—	Anonymization System by Drone Distribution

DELIVERY METHOD AND DELIVERY SYSTEM (Pending)	Japan	August 25, 2017 Japanese Patent Application No. 2017-162422	—	—	Providing delivery methods that enable safe delivery of packages

Route control CONTROL SERVERS, METHODS, SYSTEMS, AND FIRST AND SECOND FLYING OBJECTS USED THEREIN (Pending)	Japan	April 19, 2018 Japanese Patent Application No. 2018-080594	—	—	Provided is a technique capable of improving warehouse storage efficiency with respect to a plurality of types of cargo.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

DELIVERY METHOD AND DELIVERY SYSTEM (Pending)	Japan	June 28, 2018 Japanese Patent Application No. 2018-122555	—	—	Distribution box system using blockchain

Flying body (Pending)	Japan	December 11, 2020 Japanese Patent Application No. 2021-111668	—	—	Explosion-proof drone

CONTROL SYSTEM FOR MANNED FLYING OBJECT, TERMINAL, AND PROGRAM (Pending)	Japan	November 5, 2021 Japanese Patent Application No. 2021-181257	—	—	Hoverbike operation status can be managed via user app, and the app can also be used to control automatic operation.

XTURISMO Hardware (Pending)	United States	April 7, 2022 17/767054	—	—	To improve the driving feel and ride quality of air vehicles that can carry passengers and move by surfacing from the ground.

XTURISMO Hardware (Pending)	Europe	April 8, 2022 19948813.1	—	—	To improve the driving feel and ride quality of air vehicles that can carry passengers and move by surfacing from the ground.

XTURISMO Hardware (Pending)	United States	April 7, 2022 17/767055	—	—	To improve the driving feel and ride quality of air vehicles that carry people and move from the ground to the air.

XTURISMO Hardware (Pending)	Europe	April 8, 2022 19948841.2	—	—	To improve the driving feel and ride quality of air vehicles that carry people and move from the ground to the air.

XTURISMO Hardware (Pending)	Japan	March 3, 2022 2022-032517	—	—	A pair of flaps can change the direction of the airflow generated by the lift-generating part of the hoverbike.

Name of patent right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration	Contents and features

XTURISMO Software (Pending)	Japan	March 3, 2022 2022-032977	—	—	A plurality of lift force generating sections, arranged at a plurality of positions in a plan view of the hoverbike to generate an air flow from above to below, and an attitude control unit to control the output generated from the plurality of lift force generating sections to suppress an increase in the inclination of the hoverbike when the inclination exceeds a predetermined threshold value The posture control unit and the input unit that accepts operation information by a passenger, wherein the posture control unit changes the tilt angle of the hoverbike at which the posture control is initiated according to the operation information received at the input unit.

XTURISMO Hardware (Pending)	Japan	March 11, 2022 2021-550985	—	—	Improved driving feel and ride comfort for hoverbike riders.

XTURIS MO Hardware (Pending)	Japan	March 11, 2022 2021-550987	—	—	Ease of operation in hoverbike operation can be achieved.

XTURISMO Software (Pending)	Japan	April 20, 2022 2021-569620	—	—	More accurate determination of the hoverbike’s altitude.

List of Trademark Rights

Name of trademark right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration
Speeder (Standard character) (Acquired)	EU	March 8, 2019 2019-034948	March 25, 2019 1475983	March 25, 2029

Speeder (Standard character) (Pending)	India	March 25, 2019 2019-034948	—	—

Speeder (Standard character) (Acquired)	Egypt	March 8, 2019 2019-034948	March 25, 2019 1475983	March 25, 2029

Speeder (Standard character) (Pending)	Qatar	August 21, 2019 133846	—	—

Speeder (Standard character) (Acquired)	UAE	July 31, 2019 314852	October 13, 2019 314852	July 31, 2029

Speeder (Standard character) (Pending)	South Africa	July 10, 2019 2019/19118	—	—

Speeder (Standard character) (Pending)	Ethiopia	August 8, 2019 FTM/10891/19	—	—

Speeder (Standard character) (Pending)	Malaysia	July 23, 2019 TM2019026826	—	—

Rendering Power Pool (Standard character) (Acquired)	EU	March 25, 2019 2019-035729	March 25, 2019 1477187	March 25, 2029

Rendering Power Pool (Standard character) (Acquired)	United States	March 25, 2019 2019-035729	March 25, 2019 6303192	March 25, 2029

Rendering Power Pool (Standard character) (Acquired)	United States	March 25, 2019 2019-035730	March 25, 2019 6055618	March 25, 2029

Rendering Power Pool (Standard character) (Acquired)	EU	March 25, 2019 2019-035730	March 25, 2019 1477145	March 25, 2029

XTURISMO (Acquired)	UAE	April 27, 2020 329186	August 18, 2020 329186	August 27, 2030

Name of trademark right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration
XTURISMO (Acquired)	Hong Kong	April 2, 2020 305240178	October 21, 2020 305240178	April 2, 2030

XTURISMO (Acquired)	China	January 30, 2020 1522501	January 30, 2020 1522501	January 30, 2030

XTURISMO (Acquired)	Europe	January 30, 2020 1522501	January 30, 2020 1522501	January 30, 2030

XTURISMO (Acquired)	United States	January 30, 2020 1522501	January 26, 2021 6253661	January 30, 2030

XTURISMO (Acquired)	Singapore	January 30, 2020 1522501	January 30, 2020 1522501	January 30, 2030

XTURISMO (Acquired)	Macau	April 22, 2020 N168092(022)	November 4, 2020 N168092(022)	October 14, 2027

XTURISMO (Acquired)	Qatar	April 26, 2020 138546	March 26, 2020 16144732	March 25, 2030

Drone skyway (Acquired)	Japan	November 10, 2017 2017-147756	July 27, 2018 6065110	July 27, 2028

Drone highway (Acquired)	Japan	November 10, 2017 2017-147757	July 27, 2018 6065111	July 27, 2028

Speeder (Acquired)	Japan	March 14, 2018 2018-030273	November 22, 2018 6100233	November 22, 2028

Speeder-one (Acquired)	Japan	March 14, 2018 2018-030274	November 22, 2018 6100234	November 22, 2028

Airwing (Acquired)	Japan	March 14, 2018 2018-030275	November 22, 2018 6100235	November 22, 2028

Airwing-one (Acquired)	Japan	March 14, 2018 2018-030276	November 22, 2018 6100236	November 22, 2028

Aeris (Acquired)	Japan	March 19, 2018 2018-032019	February 8, 2019 6120025	February 8, 2029

cloud hash lending (Acquired)	Japan	July 24, 2017 2018-094534	July 19, 2019 6163117	July 19, 2029

SMARK (Acquired)	Japan	July 24, 2018 2018-094535	February 25, 2020 6228920	February 25, 2030

Aerial Lab Industrial Technologies (Acquired)	Japan	December 17, 2018 2018-154071	October 25, 2019 6192220	October 25, 2029

Name of trademark right (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration
A. L. I. Technologies (Acquired)	Japan	December 17, 2018 2018-154072	October 25, 2019 6192221	October 25, 2029

Rendering as a Service (Acquired)	Japan	March 7, 2019 2019-034361	March 3, 2020 6231855	March 3, 2030

Speeder (Acquired)	Japan	March 7, 2019 2019-034947	July 31, 2020 6275313	July 31, 2030

Air-Speeder (Acquired)	Japan	March 7, 2019 2019-034945	August 7, 2020 6278071	August 7, 2030

Air-wing (Acquired)	Japan	March 7, 2019 2019-034946	August 7, 2020 6278072	August 7, 2030

Sky-wing (Acquired)	Japan	March 7, 2019 2019-034944	August 7, 2020 6278070	August 7, 2030

Speeder (Acquired)	Japan	March 8, 2020 2019-034948	August 7, 2020 6278073	August 7, 2030

Rendering Power Pool (Acquired)	Japan	March 11, 2019 2019-035729	February 27, 2020 6230219	February 27, 2030

Computing Power Pool (Acquired)	Japan	March 11, 2019 2019-035730	February 27, 2020 6230220	February 27, 2030

Bullet Render (Acquired)	Japan	June 21, 2019 2019-087083	August 27, 2020 6284895	August 27, 2030

A.L.I. WORKS (Acquired)	Japan	October 1, 2019 2019-128057	October 23, 2020 6307727	October 23, 2030

XTurismo (Acquired)	Japan	September 10, 2019 2019-120097	November 11, 2020 6315082	November 11, 2030

XTURISMO (Acquired)	Japan	November 14, 2019 2019-144396	March 3, 2020 6232082	March 3, 2030

XTURISMO (Script Logo) (Acquired)	Japan	June 10, 2021 2021-072109	January 4, 2022 6494442	January 4, 2032

XTURISMO (Logo) (Acquired)	Japan	June 10, 2021 2021-072110	January 4, 2022 6494443	January 4, 2032

Owned Media (Pending)	Japan	November 15, 2019 2019-144976	—	—

List of Design Rights

Name of Design (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration
Air-Mobility (Pending)	China	October 29, 2021 202130709465.5	—	—

Air-Mobility (Pending)	United States	November 25, 2021 29/816653	—	—

Shared Computing System (Acquired)	Japan	June 4, 2018 2018-012216	May 10, 2019 1633188	May 10, 2023

Air-Mobility (Acquired)	Japan	October 3, 2018 2018-021740	April 19, 2019 1631716	April 19, 2023

Air-Mobility (Acquired)	Japan	August 28, 2019 2019-019010	April 28, 2020 1660004	April 28, 2023

Drone (Pending)	Japan	April 21, 2020 2020-008195	—	—

Drone (Acquired)	Japan	January 25, 2021 2021-001399	August 13, 2021 1693978	August 13, 2023

Air-Mobility (Acquired)	Japan	May 25, 2021 2021-011003	November 17, 2021 1701536	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013462	November 17, 2021 1701540	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013463	November 17, 2021 1701541	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013464	November 17, 2021 1701578	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013465	November 17, 2021 1701542	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013466	November 17, 2021 1701543	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013467	November 17, 2021 1701544	November 17, 2023

Name of Design (Acquired or Pending)	Country	Date of application Application Number	Date of registration Registration number	Expiration date of duration
Air-Mobility (Pending)	Japan	June 22, 2021 2021-013468	—	—

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013469	November 17, 2021 1701545	November 17, 2023

Air-Mobility (Pending)	Japan	June 22, 2021 2021-013470	—	—

Air-Mobility (Pending)	Japan	June 22, 2021 2021-013471	—	—

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013472	April 25, 2022 1714229	April 25, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013473	November 17, 2021 1701546	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013474	November 17, 2021 1701547	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013475	November 17, 2021 1701548	November 17, 2023

Air-Mobility (Acquired)	Japan	June 22, 2021 2021-013476	November 17, 2021 1701549	November 17, 2023

COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. As of the date of this Annual Report on Form 10-K, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted.

Recent Developments

Closing of Business Combination

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 13, 2021, we consummated an initial public offering. On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger

Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc. (the “Company,” “we,” “us, “our” “AERWINS,” or “AERWINS Technologies”).

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $600 million. In connection with the Special Meeting, holders of 11,328,988 shares of Pono common stock sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a price of $10.50 per share, for an aggregate payment from Pono’s trust account of approximately $118.9 million. Effective February 3, 2023, Pono’s units ceased trading, and effective February 6, 2023, AERWINS Technologies’ common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW.”

After taking into account the aggregate payment in respect of the redemption, Pono’s trust account had a balance immediately prior to the Closing of $1,795,997. Such balance in the trust account was used to pay transaction expenses and other liabilities of Pono, pay certain transaction expenses of AERWINS, Inc., with the remaining being deposited in AERWINS, Inc. cash account. In connection with the Business Combination, a warrant holder of AERWINS, Inc. received a warrant to purchase 469,291 shares of AERWINS Technologies’ common stock as Merger Consideration as set forth in the Merger Agreement. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

As a result of the Merger and the Business Combination, holders of Pono common stock automatically received common stock of AERWINS Technologies, and holders of Pono warrants automatically received warrants of AERWINS Technologies with substantively identical terms. At the Closing of the Business Combination, all shares of Pono owned by the Sponsor (consisting of shares of Class A common stock and shares of Class B common stock), which we refer to as the founder shares, automatically converted into an equal number of shares of AERWINS Technologies’ common stock, and Private Placement Warrants held by the Sponsor, automatically converted into warrants to purchase one share of AERWINS Technologies common stock with substantively identical terms. As of the Closing: public stockholders owned approximately 0.3% of the outstanding shares of AERWINS Technologies common stock; the Sponsor and its affiliates owned approximately 6.7% of the outstanding shares of AERWINS Technologies common stock and AERWINS, Inc.’s former security holders collectively owned approximately 93.0% of the outstanding shares of AERWINS Technologies common stock.

Lock-up Agreements

In connection with the Business Combination, certain stockholders of AERWINS, Inc. and certain of AERWINS’, Inc. officers and directors (such stockholders, the “Company Holders”) entered into a lock-up agreement (the “Lock-up Agreement”) pursuant to which they are contractually restricted, during the Lock-up Period (as defined below), from selling or transferring any of (i) their shares of AERWINS common stock held immediately following the closing and (ii) any of their shares of AERWINS common stock that result from converting securities held immediately following the closing (the “Lock-up Shares”). The “Lock-up Period” means the period commencing at closing and end the earliest of: (a) six months from the closing (or, in the case of Shuhei Komatsu, AERWINS’ Chief Executive Officer, thirty months from the closing), (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $13.00, $15.00, and $17.00.

The Sponsor is subject to a lock-up pursuant to a letter agreement (the “Sponsor Lock-up Agreement”), entered into at the time of the IPO (as defined below), among Pono, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) six months from the Closing, (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $13.00, $15.00, and $17.00. “IPO” means Pono’s public offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which was consummated on August 13, 2021.

Indemnification Agreements

On February 7, 2023, AERWINS Technologies entered into indemnification agreements, with each of AERWINS Technologies’ directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements will require AERWINS Technologies, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Non-Competition and Non-Solicitation Agreements

Following execution of the Merger Agreement, certain significant stockholders of AERWINS, Inc. entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which they agreed not to compete with Pono, AERWINS, Inc. and their respective subsidiaries during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The Non-Competition and Non-Solicitation Agreements also contain customary non-disparagement and confidentiality provisions.

Registration Rights Agreements

At the closing of the Business Combination, certain significant stockholders of AERWINS, Inc. entered into a registration rights agreement with Pono providing for the right to three demand registrations, piggy-back registrations and shelf registrations with respect to the Merger Consideration shares.

Purchaser Support Agreement

Simultaneously with the execution of the Merger Agreement, the Purchaser Representative entered into a support agreement (the “Purchaser Support Agreement”) in favor of Pono and AERWINS, Inc. and their present and future successors and subsidiaries. In the Purchaser Support Agreement, the Purchaser Representative agreed to vote all equity interests in Pono in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions. The Purchaser Support Agreement also prevents the Purchaser Representative from transferring its voting rights with respect to equity interests in Pono or otherwise transferring equity interests in Pono prior to the meeting of Pono’s stockholders to approve the Merger Agreement and related transactions, except for certain permitted transfers.

Voting Agreement

Simultaneously with the execution of the Merger Agreement, certain stockholders of AERWINS, Inc. entered into a voting agreement (the “Voting Agreement”) in favor of Pono and AERWINS, Inc. and their present and future successors and subsidiaries. In the Voting Agreement for certain stockholders of AERWINS, they each agreed to vote all of their AERWINS, Inc. stock interests in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions. The Voting Agreement also prevents them from transferring their voting rights with respect to their AERWINS, Inc. stock or otherwise transferring their AERWINS stock prior to the AERWINS, Inc. approval of the Merger Agreement and related transactions, except for certain permitted transfers.

Executive Employment Agreements

On February 3, 2023, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (Chief Financial Officer). The Employment Agreements all provide for at-will employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Mr. Komatsu, Mr. Ito, Mr. Miura, and Mr. Okabe provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for a base salary of $200,000, $200,000, $200,000 and $200,000 for Mr. Komatsu, Mr. Ito, Mr. Miura and Mr. Okabe, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee.

Option Award Agreements

On February 3, 2023, the Company entered into Option Award Agreements (the “Option Award Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (Chief Financial Officer).

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

•	Shuhei Komatsu — 1,525,196 options at an exercise price of $0.00015 per share of common stock

•	Taiji Ito — 703,937 options at an exercise price of $0.00015 per share of common stock

•	Kazuo Miura — 739,916 options at an exercise price of $0.00015 per share of common stock

•	Kensuke Okabe — 469,291 options at an exercise price of $0.00015 per share of common stock

Stock Purchase Agreement

On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 3,196,311 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 5,000,000 shares of common stock of the Company (the “Company Shares”) upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Company Shares, and the Company Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 (Registration No. 333-268625) which was declared effective by the Securities and Exchange Commission on January 13, 2023.

Standby Equity Purchase Agreement

On January 23, 2023 (the “Effective Date”), Pono entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., (“YA”). The Company and its successors will be able to sell up to one hundred million dollars in aggregate gross purchase price of the Company’s shares of common stock, par value $0.000001 per share (the “Common Shares”) at the Company’s request any time during the 36 months following the date of the SEPA’s entrance into force. The shares would be purchased at 96% or 97% (depending on the type of notice) of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP of the Common Shares during the three consecutive trading days commencing on the advance notice date, other than the daily VWAP on any excluded days. “VWAP” means, for any trading day, the daily volume weighted average price of the Common Shares for such trading day on the principal market during regular trading hours as reported by Bloomberg L.P.

Pursuant to the SEPA, the Company is required to register all shares which YA may acquire. The Company agreed to file with the Securities and Exchange Commission (the “SEC”) a Registration Statement (as defined in the SEPA) registering all of the shares of common stock that are to be offered and sold to YA pursuant to the SEPA. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. The Company may not issue more than 19.99% of its shares issued and outstanding as of the Effective Date without first receiving shareholder approval for such issuances, unless such additional shares may be issued consistent with the rules and regulations of the Nasdaq Stock Market. Pursuant to the SEPA, the use of proceeds from the sale of the shares by the Company to YA shall be used by the Company in the manner as will be set forth in the prospectus included in the Registration Statement (and any post-effective amendment thereto) and any prospectus supplement thereto filed pursuant to the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA, a structuring fee in the amount of $15,000, and, on the Effective Date, the Company agreed to issue to YA shares with aggregate value equal to one million dollars, as a commitment fee.

YA has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our common stock during any time prior to the public disclosure of the SEPA. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the Effective Date or (ii) the date on which the YA shall have made payment of Advances (as defined in the SEPA) pursuant to the SEPA for the Common Shares equal to the Commitment Amount (as defined in the SEPA).

JV Agreement

On February 6, 2023, the Company and its wholly owned subsidiary’ AERWINS, Inc., wholly owned subsidiary, A.L.I. Technologies Inc. (“ALI”) entered into a Joint Venture Agreement (the “Agreement”) with Vault Investments LLC, an investment and consulting company registered in Dubai and based in the United Arab Emirates (“U.A.E.”) which is involved in investment consultancy and fundraising services (“VAULT”). Pursuant to the Agreement, the parties agreed to set forth and define each other’s roles, responsibilities and obligations to develop the ALI business solutions in the U.A.E. and Gulf Cooperation Counsel (“GCC”) region. The GCC includes Saudi Arabia, Kuwait, the United Arab Emirates, Qatar, Bahrain, and Oman. Pursuant to the Agreement, ALI and VAULT agreed to establish a new joint venture company in Dubai, U.A.E. (the “JV Entity”) which will be the official partner and supplier of the ALI business solutions and products for the UAE and GCC region.

Pursuant to the Agreement, VAULT agreed, together with its strategic partners, to start a technical and financial analysis of the XTURISMO Limited Edition product and different business solutions of ALI (the “Products”), and present it to potential investors and partners in the U.A.E. and GCC region, and to introduce potential investors, partners and clients to ALI, as well as draft contracts and negotiate fees and structure the business set up of the JV Entity as well as to draft and negotiate contracts and memorandums of understanding for the different business opportunities provided, for VAULT or its affiliated companies or companies that are referred to by VAULT to invest in the JV Entity and to select and facilitate office and factory locations.

Pursuant to the Agreement, ALI agreed to be responsible for providing any technical, financial, strategic and corporate documents to VAULT to assist with VAULT’s duties under the Agreement and further agreed to be responsible for the fee payments to VAULT under the Agreement, and be ready, willing and able to open the JV Entity in the U.A.E. with VAULT and to transfer to the JV Entity selected IP and technology (the “IP”) as a substitute of capital with the parties agreeing that the IP can be still also be used by ALI and its affiliates and for ALI to be ready, willing and able to attend any meeting, physical or virtual with VAULT to be presented to potential investors, partners of clients introduced by VAULT.

Pursuant to the Agreement, the parties also agreed to create a working group to be called the VAULT and ALI Development Committee to review, evaluate and analyze existing documents related to business opportunities, consisting of three (3) members from VAULT and three (3) members from ALI.

Pursuant to the Agreement, the parties agreed that all costs and expenses in connection with the negotiations, preparation, execution and performance under the Agreement will be borne by the JV Entity. The parties also agreed that the JV Entity will be structured to be owned 49% by ALI and 51% by VAULT, with the terms and conditions of the JV Entity to be discussed and agreed on separately between the parties and to be evidenced under a memorandum of association when forming the JV Entity.

Additionally, the parties agreed that ALI will be the sole supplier of the parts necessary to manufacture the Products and that ALI will be entitled to receive 5% of the total sales of the JV Entity as a software license fee and VAULT will be entitled to receive 5% of the total sales of the JV Entity as consulting fees.

The term of the Agreement is for a period of three (3) months after the completion of the first phase of consultancy under the Agreement, and thereafter if agreed between the parties may continue for an additional twelve (12) months from the date of which either party gives written notice of termination of the Agreement to the other party. Any disagreements under the Agreement are to be settled by an arbitration committee formed by the parties to consist of two (2) members and a chairman which will be nominated and approved by the two (2) members and by each party respectively.

Edison Award Nomination

The XTURISMO has been selected as a finalist for the 2023 Edison Awards in the AEROSPACE & FLIGHT TECHNOLOGIES field in the Air Mobility category. Finalists are selected by a peer-related voting body, made up of top executives, academics, and innovation leaders from across the globe. The gold, silver and bronze winners will be announced at the 2023 Edison Awards Gala in Fort Myers, Florida on April 20, 2023.

Loan Agreement

On February 27, 2023, the wholly owned subsidiary of the Company’s wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) entered into a Loan Agreement with Shuhei Komatsu, the Company’s former Chief Executive Officer (the “Agreement”). The Agreement was approved by the Company’s Board of Directors on February 26, 2023 and by the Company’s Compensation Committee on February 26, 2023. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,469,400 US Dollars based on a conversion rate of $0.007347 US Dollar for each $1 yen as of February 27, 2023) (the “Loan”). The maturity date of the Loan under the Agreement is April 15, 2023 (the “Maturity Date”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date.

If any of the following events occur while the Loan is outstanding, the Loan will become immediately due and payable together with all interest thereon: (i) if payment is suspended or bankruptcy proceedings are initiated against A.L.I., (ii) if A.L.I. initiates legal proceedings related to debt reorganization involving court intervention or when facts are recognized as having occurred that payment has been suspended, (iii) if provisional seizure, preservation seizure, seizure order, or delinquent disposition is received by A.L.I., (iv) if A.L.I. is delayed in make any payments under the Agreement, (v) if A.L.I. violates any provisions of the Agreement or (vi) upon the occurrence of any equivalent reasons requiring the preservation of the right to claim arise in addition to the foregoing. Pursuant to the Agreement, if A.L.I. does not timely repay the Loan in accordance with the terms of the Agreement, the interest rate on the Loan will increase to 14.6% per annum until the full payment is made. Under the Agreement, for any litigation arising under the Agreement, regardless of the amount or claim, the exclusive court of jurisdiction will be the Tokyo District Court.

Officer and Director Changes

On March 20, 2023, Shuhei Komatsu resigned from his positions as Chief Executive Officer and Director and Chairman of the Board of the Company. Mr. Komatsu previously served as the Company’s Chief Executive Officer and a Director and Chairman of the Company since February 3, 2023. Mr. Komatsu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 20, 2023, the Company’s Board of Directors appointed Taiji Ito to serve as Chief Executive Officer of the Company. Mr. Ito also serves as the Company’s Global Markets Executive Officer and as a Director of the Company, and has served in such capacities since his appointment to those positions on February 3, 2023.

On March 22, 2023, the Company’s Board of Directors appointed Daisuke Katano to fill the vacancy on its Board of Directors created upon Mr. Komatsu’s resignation to serve as a Director of the Company, and on the same date also appointed Mr. Katano to serve as the Company’s Chief Operating Officer.

On March 22, 2023, the Company’s Board of Directors appointed Marehiko Yamada to serve as the Chairman of the Board of Directors. Mr. Yamada was appointed as an independent director of the Company on February 3, 2023. On March 22, 2023, the Company’s Board of Directors also appointed Dr. Sayama to serve as the Vice-Chair of the Board of Directors. Dr. Sayama was appointed as an independent director of the Company on February 3, 2023. On March 22, 2023, the Company’s Board of Directors also appointed Kensuke Okabe to serve as Secretary of the Company. Mr. Okabe was appointed as the Company’s Chief Financial Officer on February 3, 2023.

On March 22, 2023, the Company’s Board of Directors also appointed Mr. Yamada as the Chair of the Company’s Compensation Committee and appointed Mike Sayama as the Chair of the Company’s Nominating and Corporate Governance Committee. Dr. Sayama previously served as the Chair of the Company’s Compensation Committee from February 3, 2023 to March 22, 2023. Mr. Yamada previously served as the Chair of the Company’s Nominating and Corporate Governance Committee from February 3, 2023 to March 22, 2023.

On March 27, 2023, the Board approved the removal of Kazuo Miura as the Company’s Chief Product Officer. Mr. Miura served as the Company’s Chief Product Officer since his appointment to this position on February 3, 2023. Mr. Miura’s removal was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Memorandum of Understanding

On March 17, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Outsourcing Inc. (“OSI”). Pursuant to the MOU, OSI agreed to invest up to 300,000,000 yen (approximately $2.3 million USD) (the “Investment”) in a planned joint venture (“JVC”) between the Company, either directly or through the Company’s wholly owned subsidiary AERWINS Inc., or its wholly owned subsidiary A.L.I. Technologies Inc. (“A.L.I.”) with Vault Investments LLC (“Vault”).

OSI is only required to make the Investment in the JVC, if the following conditions are met by April 30, 2023:

(1)	The JVC is established with the investment of the Company, Vault and OSI;

(2)	The terms and conditions of the shareholders’ agreement or the investment agreement have been negotiated between the Company, Vault and OSI and executed (the “Definitive Agreement”); and

(3)	In the Definitive Agreement, Vault must be obligated to invest in the JVC.

Pursuant to the MOU, if OSI becomes obligated to make the Investment in the JVC, the currency of the Investment and base date for the exchange rate will be determined in the Definitive Agreement.

The MOU is effective from the date of entry until April 30, 2023 (the “Term”). Pursuant to the MOU, If the Definitive Agreement is not executed by the end of the Term, OSI will not be obligated to make the Investment in the JVC. Pursuant to the MOU, all disputes in connection with the MOU will be settled by arbitration in accordance with the Commercial Arbitration Rules of the Japan Commercial Arbitration Association in Tokyo Japan.

Effects of Inflation

AERWINS has not been affected by inflationary pressure as our parts supply has been predominantly limited to within Japan. Japan, relative to other nations, has not experienced inflationary pressures and furthermore, our production number has been limited and the price point being high allows enough cushion if the procurement cost were to be affected in the future.

Employees

Prior to the closing of the Business Combination, at December 31, 2022, the Company had three executive officers and the Company did not have any full-time employees prior to the completion of the Business Combination.

We have 103 employees as of March 31, 2023. Of these, 76 are full-time, contract, and short-time regular employees, and 27 are part-time, temporary, or other temporary employees. Since the Company operates in a single segment of the air mobility business, segment information is omitted. The average age of employees is 37.6 years old and the average length of service is 2 years. No labor union has been formed, but labor-management relations are amicable.

Our wholly owned subsidiary’s AERWINS, Inc., a Delaware corporation, wholly owned Japanese subsidiary, A.L.I. Technologies, Inc. is covered by various employee social security systems organized by the government, including health insurance, unemployment insurance, pension insurance, and medical insurance, in accordance with the laws and regulations in Japan.

We typically enter into standard employment and confidentiality agreements with our key employees. In addition, we enter into confidentiality and non-compete agreements with senior management and intellectual property assignment agreements with core technical personnel.

Our success depends on our ability to attract, retain and motivate qualified employees that share our values and vision. We believe that we maintain a good working relationship with our employees. As of the date of this Annual Report on Form 10-K, we have no material labor disputes and we believe that we maintain a good working relationship with our employees.

Facilities

Prior to the closing of the Business Combination, the Company’s executive offices were located at 643 Ilalo Street, Honolulu, Hawaii 96813 and its telephone number was (808) 892-6611. The Company agreed to pay Mehana Equity LLC, its sponsor at the time, a total of $10,000 per month for the office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. For the year ended December 31, 2022, and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $47,096, respectively, under this agreement. Upon completion of our Business Combination, the Company ceased paying these monthly fees.

After the closing of the Business Combination, our headquarters is located at Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan 105-0011, where we lease and occupy our office space with an aggregate floor area of approximately 340 square meters from unrelated third parties under operating lease agreements. Our manufacturing and shipping facility is located at 1-2-11 Fukamidai, Yamato-shi, Kanagawa. Our testing facilities is located at 72 Misawa, Minobu-cho, Minami Koma-gun, Yamanashi.

As of the date of this Annual Report on Form 10-K we do not currently own any of our facilities. The following table shows the location of our primary leased facilities, the name of the entity leasing the building, the annual rent, approximate square footage, primary use, and lease expiration date.

We believe that our existing facilities are generally adequate to meet our current needs, but we expect to seek additional space as needed to accommodate our future growth. There are no major facilities currently inactive. Annual rent below does not include consumption tax.

Name of Firm (Location)	Name of company lending	Primary Use	Annual rent (Thousands of yen and US dollars)		Approximate Size in Square Meters	Lease Expiration Date
Head Office
(Shibakoen, Minato-ku, Tokyo)	Mori Trust Co.	Head office	16,694 yen (approximately $115.36 USD	)	340.64	March 31, 2024
Noda Firm
(Noda City, Chiba Prefecture)	Amenix Co.	Data Center	8,040 yen (approximately $55.56 USD	)	1,001.00	December 13, 2024
Hiratsuka Firm
(Hiratsuka City, Kanagawa Prefecture)	Mitsuwa Chemical Co.	Data Center	3,360 yen (approximately $23.21 USD	)	195.96	August 31, 2023
Kawaguchi Firm
(Kawaguchi City, Saitama Prefecture)	Shioka Kiko Co.	Data Center	2,880 yen		166.16	August 10, 2025
Yamato Technology Center			(approximately $19.90 USD	)
(Yamato City, Kanagawa Prefecture)	Omiya Warehouse Co.	R&D & Experimentation; Manufacturing; Shipping	22,418 yen (approximately $154.90 USD	)	1,273.03	October 31, 2025
Minobu Testing Center
(Minobu City, Yamanashi Prefecture)	Minobu City	Testing Center	1,850 yen (approximately $12.78 USD	)	3,720	April 30, 2025

Insurance

We maintain various types of insurance, employer’s liability insurance, to protect assets in the event of any accident that might cause significant losses. We also purchase insurance policies that are either legally compulsory or required by our customers. For example, we maintain third-party liability insurance for unmanned AMVs. We have civil liability insurance with coverage and conditions that our management considers appropriate. For example, we maintain product liability insurance, which covers bodily injury or property damage caused by defects in our products. We believe that our insurance coverage is adequate to cover our key assets, facilities and liabilities.

Legal Proceedings

From time to time, we may be involved in disputes and legal or administrative proceedings in the ordinary course of our business, including actions with respect to breach of contract, labor and employment claims, copyright, trademark, patent infringement, bankruptcy and other matters. We are not a party to any material ongoing legal or administrative proceedings.

Government Regulation

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions.

We operate in a new and rapidly evolving industry, which is subject to extensive legal and regulatory requirements. As described below, in the jurisdictions relevant to us, the use and delivery of our AMVs are, and in the near future are expected to continue to be, subject to an uncertain or lengthy approval process. We are unable to estimate the average length of time required to obtain the applicable regulatory approvals due to the nascent nature of AMV-related regulations and the lack of relevant precedents. For example, we are not aware of any operator having been granted all required approvals for the operation of AMVs in Japan, the United States or elsewhere. We cannot predict when these regulations will change, and any new regulations may impose onerous requirements and restrictions.

As we sell our AMV products internationally, we face challenges in quickly and sufficiently familiarizing ourselves with foreign regulatory environments and policy frameworks. If any new regulation is put in place, or a different interpretation of existing regulation is adopted, our ability to manufacture, market, sell or operate our AMVs or to advertise or deliver air mobility solutions in general may be limited or otherwise affected. Failure to comply with applicable regulations or to obtain, maintain or renew the necessary permits, licenses, registrations or certificates could cause delays in, or prevent us from, manufacturing, marketing, selling and operating our AMVs products, meeting product demand and expectations, introducing new products or expanding our service coverage, and could materially and adversely affect our operation results. If we are found to be in violation of applicable laws or regulations, we could be subject to administrative punishment, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sales of our AMVs must comply with applicable standards in the market where they are sold, including standards on design, manufacturing and operation. In Japan, for example, certain components of our AMVs must pass various tests and meet criteria specified in Product safety guideline issued by the Ministry of Economy, Trade and Industry in Japan. We have met the applicable requirements in the guideline and obtained approval of export with Certificate of Non-applicability. Currently, there are 193 members or contracting states in the International Civil Aviation Organization (“ICAO”), which is governed by the ICAO Council, which is composed of 36 member states including the United States. Pursuant to ICAO policy we believe that our product will not be considered an aircraft in the United States. However, the future commercial use of our product in the United States may be restricted by various regulations at the federal and state levels, as well as private regulations, such as the prohibition of private mobility near airports, which may prevent the use of our product. Future changes in laws and regulations may also make it impossible to use our product in the ways that are currently planned. Although the United States is a member of the ICAO Council, in the United States, the FAA oversees the safety of aircraft operations in the national airspace system and has the authority to grant airworthiness certificates and related exemptions to unmanned aircraft systems. If we fail to have our AMVs satisfy applicable aerial vehicle standards in any jurisdiction where we operate, our business and operating results would be adversely affected. To achieve a high level of safety assurance, we have also established our own AMV safety standards. While we are committed to producing safe and high-quality products, there can be no assurance that our safety technology will be effective in preventing incidents related to product safety, such as accidents involving our AMVs. Failure to ensure the safe operation of our AMVs will affect our reputation and the sales of our AMVs, which will ultimately adversely affect our business operation and financial results.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct our business or sell our products, including the Japanese anti-corruption laws and regulations, the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. The Japanese anti-corruption laws and regulations prohibit bribery to government agencies, state or government owned or controlled enterprises or entities, to government officials or officials that work for state or government owned enterprises or entities, as well as bribery to non-government entities or individuals. There is uncertainty in connection with the implementation of Japanese anti-corruption laws. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

We have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. We have also entered into joint ventures and/or other business partnerships with government agencies and state-owned or affiliated entities. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

Japan Regulation

Our air mobility business includes the manned air mobility domain, the unmanned air mobility domain, the computing power sharing domain, and the human resource technology domain. An overview of the laws, regulations, administrative guidance, and supervisory authorities related to each of these domains is provided below. We are promoting our business in compliance with these relevant laws and regulations. At present, there are no matters that have been pointed out or guidance given by the supervisory authorities.

Manned Air Mobility Domain

Related Laws and Regulations	Business-related Content	Supervising Government Agency	Qualified Persons
Civil Aeronautics Law	The purpose of this Act is to promote the development of aviation and to promote the public welfare by providing for safe navigation of aircraft and methods to prevent obstructions arising from the navigation of aircraft, and by ensuring the proper and reasonable operation of business conducted by operating aircraft, in accordance with the provisions of the Convention on	Ministry of Land, Infrastructure, Transport and Tourism	N/A

International Civil Aviation and the standards, systems and procedures adopted as annexes thereto, and by securing the safety of transportation. The purpose of the Act is to promote the development of aviation and the public welfare by providing for the safety of aircraft navigation and methods for preventing obstructions caused by the navigation of aircraft, and by ensuring the proper and reasonable operation of businesses operating aircraft, and by promoting the convenience of users.

We recognize that hoverbikes are not considered aircraft under the Civil Aeronautics Law because their levitation performance is within the range of the ground effect. In the event that the same applies overseas, we will check with the relevant authorities in each country at the time of sale and proceed with our business in compliance with laws and regulations.

Road Traffic Law

The purpose of this law is to prevent hazards on roads, to ensure the safety and smoothness of other traffic, and to contribute to the prevention of obstacles caused by traffic on roads.

As a mobility vehicle that travels near the ground, it is expected to be subject to the Road Traffic Law when used on a road (public road) under the Road Traffic Law, in which case it will be subject to regulations under the Law.

		National Police Agency	N/A

Unmanned Air Mobility Domain

Related Laws and Regulations	Business-related Content	Supervising Government Agency	Qualified Persons
Civil Aeronautics Law	The purpose of this Act is to promote the development of aviation and to promote the public welfare by providing for safe navigation of aircraft and methods to prevent obstructions arising from the navigation of aircraft, and by ensuring the proper and reasonable operation of business conducted by operating aircraft, in conformity with the provisions of the Convention on International Civil Aviation and the standards, systems and procedures adopted as annexes thereto, and by securing the safety of transportation. The purpose of the Civil Aeronautics Law is to promote the development of aviation and the public welfare by providing for the safety of aircraft navigation and methods for preventing obstructions caused by aircraft navigation, and by ensuring the proper and reasonable operation of businesses that operate aircraft, and by promoting the convenience of its users.	Ministry of Land, Infrastructure, Transport and Tourism	N/A

With respect to the Civil Aeronautics Law, which regulates drone flights, we have obtained permission and approval under the Law when we fly drones in the Saiji area, which is a no-fly zone for drones, and when we fly drones without following the prescribed procedures.

Law Concerning the Prohibition of Flying by Small Unmanned Aircraft and Other Means

The purpose of this law is to prohibit small unmanned aircraft, etc. from flying over the National Diet Building, the Prime Minister’s Official Residence and other important national facilities, foreign diplomatic missions, defense-related facilities, airports, and areas surrounding nuclear power plants, thereby preventing danger to these important facilities and contributing to the maintenance of the central functions of the national government, good international relations, the infrastructure for the defense of Japan, and the infrastructure for national life and economic activities. The purpose of this prohibition is to prevent danger to these important facilities and thereby contribute to the maintenance of the central functions of the national government, good international relations, the foundation for the defense of Japan, and the infrastructure of the people’s lives and economic activities, as well as to public safety.

The law prohibits the flight of small unmanned aircraft, etc. over important national facilities, etc. and the surrounding area of approximately 300 meters. When we fly our drones, we are committed to flying in compliance with this law.

		National Police Agency	N/A

Related Laws and Regulations	Business-related Content	Supervising Government Agency	Qualified Persons

Radio Law	The purpose of this law is to promote the public welfare by ensuring the fair and efficient use of radio waves. Depending on the radio band used for drones, qualifications and the opening of radio stations, etc., based on this law may be required. At present, this is not a requirement, but if it becomes necessary in the future, we will promote our business in compliance with the Act.	Ministry of Internal Affairs and Communications

Land Special Radio Engineer (Level 3 or above)

There is no particular requirement for the number of applicants at each location.

Amateur Radio Technician (Level 4 and above)

There is no special requirement for the number of applicants at each location.

Prefectural and Municipal Ordinances	In addition to the above, some local ordinances may impose descriptions by local governments in some areas.	Each local government	N/A

There are no significant laws and regulations in the computing power sharing domain. In addition, there are no matters other than legal regulations or administrative guidance that have a significant impact on the industry that should be noted.

UAE Regulation

In the United Arab Emirates (the “UAE”), UAE Federal Laws establish the General Civil Aviation Authority (the “GCAA”) which is the authority that governs all civil aviation activities in the UAE. The GCAA has implemented the CAR-UAM to specify the requirements to be met for civil aviation activities in the UAE as well as the grant of an Urban Air Mobility (“UAM”) operator certificate and for the continued validity of such certificate. The CAR-UAM regulations apply to aircraft with a pilot on board as well as remotely piloted aircraft. The CAR-UAM represent the minimum requirements designed to achieve an acceptable level of safety and security for urban air mobility activities in the UAE.

Under the CAR-UAM, there are three levels of compliance (i) implemented rules (“IR”) which are binding and used to specify a high and uniform level of safety and uniform conformity and compliance (ii) acceptable means of compliance (“AMC”) which serve as guidance by which the requirements contained in the IR can be met and (iii) guidance material (“GM”) which are non-binding explanatory and interpretation materials on how to achieve the requirements contained in the IRs and the AMCs. Additionally, under the CAR-UAM there are alternative means of compliance (“AMOC”) to the AMC’s and may be used by an organization to establish compliance with the CAR-UAM. In order to do so however, an organization would have to first provide the GCAA with a full description of its proposed AMOC which must include any relevant manuals and procedures and an assessment demonstrating compliance with the CAR-UAM. AMOCs can only be implemented if approved in advance by the GCAA. The CAR-UAM also provides that the International Civil Aviation Organization (“ICAO”) protocols and agreements pertaining to civil aviation and its protection, of which the UAE is a party, will only be considered complementary to the provisions of the CAR-UAM in as much as they do not contradict its provisions.

Under the IR’s an urban air mobility operation includes: (i) flights operating primarily in close proximity of populated urban areas, for the carriage by air of passengers, freight or mail, or any combination thereof for remuneration and (ii) where the aircraft used is an Urban Air Mobility Vehicle (“UAMV”), which may be operated with a pilot on-board, remotely piloted or with various degrees of autonomy. Under the CAR-UAM, no organization or person is permitted to conduct any urban air mobility operations in the UAE unless approved by the GCAA under the CAR-UAM. In order to obtain an Urban Air Mobility Operator Certificate or an amendment to an existing certificate, an applicant must demonstrate compliance with the CAR-UAM to the satisfaction of the GCAA. In order to obtain the certificate, an organization must also show to the GCAA that the granting of such a certificate is not contrary to the interests of aviation safety. The application must be submitted through the GCAA E-Service system, and must include the following documentation:

•	Operator’s operations manual;

•	GCAA security clearance;

•	Safety management system manual;

•	Quality management system manual;

•	Training manuals;

•	Operations manual; and

•	Any other documentation as requested by the GCAA.

There are also associated fees that are required to be paid in connection with the application. If a certificate is issued, it will remain valid so long as the applicant remains in compliance with the CAR-UAM and the certificate has not been surrendered to the GCAA or suspended or revoked by the GCAA.

In order to maintain compliance under the CAR-UAM, an organization is required to grant access at any time to the GCAA to any facility, aircraft, document, record, data, procedures and any other relevant materials and must facilitate both planned and unplanned inspections and audits by the GCAA. If after any inspection, the GCAA provides a notice of non-compliance to any organization, the organization must identify the root cause of the non-compliance, define a corrective and preventative action plan acceptable to the GCAA and demonstrate the corrective action implantation to the satisfaction of the GCAA within the time period established by the GCAA. The GCAA may impose restrictions, suspend, limit or revoke a certificate if an operator cannot demonstrate its capability to implement and maintain the appropriate safety standards. Under the CAR-UAM, an operator is also required to report to the GCAA any accident, serious incident and any other occurrence as required by Safety Incident Reporting guidance available on the GCAA website. In the event of an accident or serious incident, an organization must secure all flight data and evidence relevant to the incident aircraft and provide support to the GCAA investigation.

Under the CAR-UAM, an operator is required to establish, implement and maintain a management system that includes the following:

•	Clearly defined lines of responsibility and accountability throughout the operator, including a direct safety accountability of the accountable manager;

•	A description of the overall philosophies and principles of the operators with regard to safety referred to as a safety policy;

•

The identification of aviation safety hazards entailed by the activities of the operator, their evaluation and the management of associated risks, including taking actions to mitigate risks and verify the effectiveness of the mitigating actions;

•	Maintaining personnel trained and competent to perform their assigned tasks;

•	Documentation of all management system key processes, including a process of making personnel aware of their responsibilities and procedures for amending this documentation;

•

A function to monitor compliance of the operator with the relevant requirements of the CAR-UAM, this monitoring must include a feedback system of findings to the accountable manager to ensure effective implementation of corrective actions as necessary; and

•	Any additional requirements imposed by the GCAA.

The management system must correspond to the size of the operators and the nature and complexity of its activities, taking into account the hazards and associated risks inherent in these activities. The organization must also appoint an accountable manager who has the authority to oversee all activities and to ensure that they can be financed and carried out in accordance with the CAR-UAM. An operator is also required to have a sufficient number of qualified personnel for its operators and has to maintain records of this as well as document the training, experience and qualifications of its personnel. An organization must also establish, implement and maintain a safety management system to ensure that the security of their facilities and personnel so as to prevent unlawful interference with the provisions of their services and that the security of operational data that they receive or produce is only accessible to authorized persons.

Pursuant to the CAR-UAM, an operator must maintain facilities allowing for the performance and management of all planned tasks and activities. Additionally, under the CAR-UAM, an operator must have in place insurance coverage to cover any liabilities related to their operations, as well as insurance covering occupants and third-party liability. Pursuant to the CAR-UAM, an operator must maintain a system of record keeping that allows for adequate storage and reliable traceability of all activities developed in a format that is acceptable to the GCAA. The records must be stored in a manner that ensures protection from damage, alteration and theft. Additionally, the organization must maintain all flight records including the date and commencement of the time of the flight, the departure and arrival destinations and landing sites, the flight duration, flight paths and altitudes as well as any instructions received from the GCAA command center. The CAR-UAM also requires that an operator keep certain documents on board for each flight, such as the certificate issued by the CAR-UAM. Additionally, pursuant to the CAR-UAM, a UAMV must be deemed to have met “airworthiness” by the GCAA before it can be operated which requires the prior inspection of the UAMV by the GCAA. Further, an operator must meet the maintenance requirements of the CAR-UAM as established by the GCAA. An operator must also comply with all air traffic services requirements, clearances and instructions of the CAR-UAM.

U.S. Regulation

The Federal Aviation Administration, or the FAA, one of several modal organizations within the Department of Transportation, or the DOT, is the regulatory agency in the United States with authority to oversee the safety of aircraft operations in the national airspace system of the United States, or the NAS. By statute, the Congress of the United States, or the US Congress, has vested the FAA with authority to regulate airspace use, management and efficiency, air traffic control, safety, navigational facilities, and aircraft. By contrast, the DOT retains regulatory control over all economic authority granted to commercial operations of aircraft (including for goods or passenger transportation for hire) within the United States. Thus, in addition to any FAA approvals and authorization required for operation of aircraft within the NAS, each aircraft operator conducting commercial operations must also be issued and hold economic authority (or an exemption) from the DOT. Unmanned aircraft systems, or UAS, are considered a category of aircraft for purposes of regulation by the FAA and the DOT. Our AAVs are classified as UAS and their operations are therefore subject to the approval by both the FAA and the DOT.

Note that the description of the regulation of UAS in the United States as provided herein reflects the regulatory landscape with respect to the approval of UAS and UAS operations current as of the date of this document. FAA’s authority, processes and methodologies for the evaluation of UAS operations in the NAS continues to rapidly evolve, and the regulation and processes described herein are subject to change.

FAA Regulation of UAS

With respect to UAS operations in the NAS, the FAA currently has the authority to promulgate and enforce restrictions regarding (i) the types of flights that may be conducted; (ii) the equipment that may be used to conduct those flights; and (iii) the training required. The regulatory framework applicable to a particular UAS operation is determined by whether (a) the UAS is used by a government agency, for commercial purposes, or as a model aircraft; and (b) whether at takeoff the UAS (including any attachments) weighs less than 55 pounds (Small UAS), or equal to or more than 55 pounds (Large UAS). Importantly, FAA currently considers AAVs to be UAS — the remote pilot requirement for UAS can be satisfied by a person who supervises an autonomous operation but who does not physically guide the aircraft. Our passenger-grade AAVs are classified as Large UAS.

Small UAS

Small UAS can be operated for commercial purposes under the recently enacted Part 107 of Title 14 of the Code of Federal Regulations, or Part 107. Importantly, Part 107 explicitly does not permit “air carrier operations,” meaning generally the transport of property over state borders (i.e. interstate operations). However, under Part 107, property can be transported within state borders. UAS operations under Part 107 are subject to a number of operational limitations, including, for example, that the UAS: (i) must remain within the visual line of sight of either the pilot in command or a visual observer, if any; (ii) may not be operated over persons not involved in the UAS operation; (iii) may not be operated at night, and (iv) not be operated within certain restricted airspace (e.g. airspace in close proximity to airports, public stadiums, national parks, etc.). However, §107.200 of Part 107 provides for a mechanism whereby a potential UAS operator can apply to the FAA for a waiver of some of the restrictions described in Part 107, including the restrictions listed in this paragraph. While exemptions to certain restrictions and limitation under Part 107 may be applied for and granted by FAA, Part 107 expressly provides that the beyond visual line of sight restriction cannot be waived if the purpose of the authorized operation is to transport goods.

It should also be noted that certain other restrictions do apply, and the FAA will not waive these restrictions. For example, the UAS must be operated by a pilot holding a remote pilot airman certificate. This certificate can be obtained by demonstrating aeronautical knowledge by either (i) passing an initial aeronautical knowledge test; or (ii) holding a Part 61 pilot certificate, completing a flight review once every 24 months, and completing a UAS training course. Pilots must also be at least 16 years of age and vetted by the United States Transportation Security Administration.

The FAA has also been directed by the US Congress, and is actively engaged in the rulemaking process required, to revise Part 107 to expand the scope of permissible commercial operations by Small UAS without the need to apply to the FAA for a waiver under §107.200. See “— Recent and Pending Federal Legislation and Regulation” below.

Large UAS

Large UAS can be operated in the NAS for testing purposes by obtaining authority from FAA pursuant to a special airworthiness certificate in the experimental category, or an SAC. The specific requirements and process for obtaining an SAC are described in FAA Order 8130.34D – Airworthiness Certification of Unmanned Aircraft Systems and Optionally Piloted Aircraft. If the FAA determines the proposed operation does not present an unreasonable safety risk, the FAA will issue an SAC with operating limitations applicable to the particular UAS or the proposed operation, as applicable. With respect to operational authority, it is important to note that the FAA will only grant an SAC for the purposes of research and development (R&D), showing compliance with regulations, crew training, exhibition, and/or market survey. Carrying persons or property for compensation or hire is prohibited. Thus, an SAC might be beneficial for the purposes of obtaining authority to test proposed operational concepts, but would not ultimately authorize the carriage of packages or persons for compensation.

By contrast, Large UAS can be operated in the NAS for commercial purposes by obtaining two types of authority addressed below.

First, a manufacturer must obtain a type certificate (and ultimately a production certificate and airworthiness certificate) from the FAA pursuant to 14 CRF Part 21 with respect to the UAS.

Alternatively, if the FAA will consent, the operator may obtain an exemption to all type certification and airworthiness requirements pursuant to an exemption granted under the Special Authority for Certain Unmanned Systems located in 49 U.S.C. § 44807, or a Section 44807 Exemption. By way of background, the Section 44807 Exemption grants the FAA the authority to use a risk-based approach to determine whether a UAS can operate safely in the NAS with respect to a specific proposed operation without complying with those certain airworthiness and operational requirements for which the Section 44807 Exemption is sought. As recently as December 2018, the FAA strongly encourages allowing 90 days for processing of applicable waivers and exemptions. It should also be noted here that the FAA will only grant Section 44807 exemptions for UAS under the operational control of the petitioner (person or organization). Exemptions to operate a UAS will not be granted to a UAS manufacturer unless the manufacturer intends to maintain operational control of the UAS. To receive this type of exemption, the operator must demonstrate that the applicable aircraft can be safely operated in the NAS.

Second, an operator must obtain FAA approval for a specific proposed operation, such as the provision of urban air mobility services. In general, the FAA will issue such approval in the form of a Section 44807 Exemption. To obtain a Section 44807 Exemption, an applicant must submit a description of the precise scope of operations to be conducted, the UAS the applicable petitioner intends to use, the flight and communication procedures that will be used, the safety procedures that will be implemented, and training for all personnel involved in the UAS operations.

Lastly, in addition to the authority obtained pursuant to either an SAC or a Section 44807 Exemption, petitioners pursuing authority to either test a UAS or operate a UAS commercially must also obtain authority from the FAA to conduct operations in specific airspace within the NAS. All petitioners who are granted either a SAC or a Section 44807 Exemption by the FAA also simultaneously receive a Blanket Certificate of Authorization, or the Blanket COA. This Blanket COA gives an operator the authority to operate Small UAS under daytime Visual Flight Rule conditions at specific altitudes (such as below 400 feet) and outside of certain distances from airports and heliports. Blanket COAs are valid for a set period of time, typically two years. Operators holding either a SAC or a Section 44807 Exemption, and seeking to conduct operations which have been approved by the FAA, but which are in airspace that is outside of the limited scope permitted by the Blanket COA, such as operations above 400 feet, by Large UAS or within close proximity to an airport or other controlled or restricted airspace, will need to apply to the FAA for a Standard Certificate of Authorization, or the Standard COA. The provision of air mobility solutions does not fall within the permitted scope of the Blanket COA and will require a Standard COA alongside an SAC or a Section 44807 Exemption, as applicable.

The process and requirements for submitting a petition to the FAA in order to obtain a Standard COA are set forth in FAA Joint Order 7200.23A: Unmanned Aircraft Systems (UAS) Operations in the National Airspace System (NAS), or the Joint Order. According to the Joint Order, electronic applications should be submitted at least 60 business days before the proposed start of UAS operations requiring a Standard COA. The proponent must submit an application for a Standard COA using the online application system. Waiver processing times will vary depending on the complexity of the request. The Standard COA will typically describe the airspace and geographic location in which the proposed operations are permitted, as well as the duration of its effectiveness, which is commonly two years.

Registration

Both Small UAS and Large UAS operating in the NAS must be registered with the FAA. Operators of UAS conducting flights under Part 107 can register their UAS through the FAA’s “FAADroneZone” website. Operators of Large UAS can register their UAS by filing FAA Form 8050-1 with the FAA.

Airspace Considerations

Within the NAS, the FAA has created two categories of airspace: regulatory and non-regulatory, and each category can be further classified into four types: controlled, uncontrolled, special use, and other airspace. The categories and types of airspace are dictated by the complexity or density of aircraft movements, nature of the operations conducted within the airspace, the level of safety required, and national and public interest. The permissibility of UAS operations and the regulations that apply vary with respect to each category and type of airspace.

UAS Traffic Management

The FAA, the National Aeronautics and Space Administration, or NASA, and other federal partner agencies are collaborating on two related efforts to create and fully implement a framework to manage UAS operations in the NAS. First, the FAA and NASA are developing the Unmanned Aircraft System Traffic Management, which is a “traffic management” ecosystem for UAS operations that is separate from, but complementary to, the FAA’s Air Traffic Management system. Research and testing will identify airspace operations requirements to enable safe visual and beyond visual line-of-sight UAS flights in low-altitude airspace.

As part of this effort, the FAA has developed an internet-based platform known as the Low Altitude Authorization and Notification Capability, or the LAANC. The purpose of the LAANC platform is to automate and thus expedite the process for UAS operators to both notify the FAA of flights within five miles of an airport and submit requests to obtain FAA authorization to fly in restricted classes of airspace. This platform, which is already partially implemented, will ultimately enable the FAA to more rapidly issue requested authorizations and waivers.

UAS Test Sites

In response to direction from the US Congress in the FAA Modernization and Reform Act of 2012, the FAA ultimately selected seven applicants to establish Test Sites to support UAS integration into the NAS. While they are not the mandatory experimental sites for UAS commercial operators, the Test Sites provide an avenue and a venue to conduct more advanced UAS research and test operational concepts. Data and other information related to the operation of UAS generated by the Test Sites will ultimately enable the FAA to develop regulations and operational procedures for future commercial and civil use of the NAS.

Each Test Site has established relationships with the FAA and an existing facility or location that can host the testing of proposed UAS operations. Each Test Site has established credibility with the FAA and may prove helpful in facilitating and expediting the FAA’s validation and evaluation of any data produced during testing.

UAS Integration Pilot Program

The DOT first announced the creation of the UAS Integration Pilot Program (IPP) in October 2017 consistent with a Presidential Memorandum directing the DOT to create the program. The IPP objectives include accelerating the safe integration of low altitude operations of UAS into the NAS by testing and validating new concepts with respect to beyond visual line of sight operations in a controlled environment, focusing on detect and avoid technologies, command and control links, navigation, weather and human factors. In particular, the DOT has explained that the FAA will use the data provided by the IPP “to advance the overall state of the industry, including the development of enabling regulations that will increase other types of routine UAS operations, such as: (1) beyond line-of-sight flights; (2) operations over people; and (3) package delivery.

Consistent with this direction, the FAA has indicated that it will rely on the IPP to provide data and insight on expanded UAS operations that will help the agency continue its regulatory agenda to allow expanded operations through incremental rulemakings.

DOT Regulatory Overview

In order to engage directly or indirectly in air transportation, and in addition to the FAA authority described above, each UAS operator is required to hold economic authority granted by the DOT, either in the form of a “certificate of public convenience and necessity” or in the form of an exemption from the certificate requirement. Air transportation includes transportation of property by aircraft for compensation across state boundaries.

In May 2018, the DOT announced procedures to streamline the grant of economic authority to UAS operators proposing to deliver “goods” as an “air taxi.” Under these simplified procedures, UAS operators seeking goods delivery authority must: (1) be a U.S. citizen; (2) maintain liability insurance as required by FAA rules; and (3) register with the DOT. As of the date of this Annual Report on Form 10-K, the DOT has not pronounced any guidance regarding UAS-based passenger transportation for compensation.

Federal Communications Commission (FCC)

The FCC governs and regulates radio frequency spectrum. Both the ground-based control transmitter and the airborne video transmitter of UAS come under FCC regulation. Any petition for exemption submitted to the FAA must also describe the radio frequency spectrum used for control of the UAS and associated equipment that is part of the UAS, such as sensors, cameras, and whether it complies with FCC or other appropriate government oversight agency requirements. Thus, before submitting any petition to the FAA, an applicant should ensure that its UAS use certified radio frequencies in the proper strength as specified by the FCC. Furthermore, the security of the communication links between the ground station and the AAV shall be ensured so that unauthorized persons are prevented from gaining control of the AAVs.

State/Local Law

Though the FAA establishes the applicable rules and regulations with respect to the operation of UAS in the NAS, operators must still comply with state and local laws regarding privacy and public safety. As an example of the type of law that must be followed, in June 2018 the Colorado legislature passed, and the governor signed, HB18-1314 prohibiting a UAS operator from “knowingly” obstructing a peace officer, firefighter, or emergency medical services provider in the performance of their duties. Other state and local entities may try to regulate takeoff and landing areas, noise abatement and other aspects of operating UAS within their jurisdictions. Many of these state and local laws or regulations may however be in conflict with the federal laws and regulations which govern all operations of aircraft (and therefore UAS) in the NAS, and, therefore may be unenforceable in whole or in part.

Recent and Pending Federal Legislation and Regulation

The FAA has continued to develop regulations to expand the scope of permitted UAS operations in the NAS. The FAA has made public two draft documents according to the announcement by U.S. Secretary of Transportation Elaine L. Chao on January 15, 2019, which were published in the Federal Register on February 13, 2019. The first of these documents is a draft notice of a proposed rulemaking that would significantly expand the scope of permitted commercial UAS operations under Part 107 by allowing operations at night and over people without first obtaining a waiver from the FAA. In the second, the FAA published an Advance Notice of Proposed Rulemaking on the “Safe and Secure Operations of Small Unmanned Aircraft Systems.” Additionally, the 2018 Act specifically required the FAA to release new regulations authorizing for-profit package delivery by Small UAS on or before October 4, 2019, but the FAA has yet to promulgate such regulations as of the date of this Annual Report on Form 10-K. The 2018 Act also provided that while the new rules are pending, UAS operators may avail themselves of existing processes to obtain authority for the delivery of goods, which presumably includes the air taxi exemption process, as described above, that the DOT is currently using for UAS.

Finally, please note that the FAA has recently announced that its remote identification rulemaking for UAS, originally scheduled for publication in July 2019, will now be published in December 2019.

In 2018, H.R. 7395 attempted to facilitate the delivery of medical supplies by UAS for the purposes of improving medical care for rural populations and for patients in need of immediate attention. Although this bill did not ultimately become law in 2018, it is possible that similar legislation may be introduced in the future.

Import of AAVs into the United States

In general, the importation of our AAVs into the United States should comply with the normal importation and customs procedures, while some unique aspect of the AAVs may require additional analysis and/or licenses, such as the AAVs containing banned or otherwise restricted materials or technology or constituting a product that could be considered as munitions, etc.

European Regulation

European Union Regulation Related to UAS

The main regulation of the European Union, or the EU, in the field of aviation is Regulation (EU) 2018/1139, which is generally referred to as the Basic Regulation by the European Union Aviation Safety Agency, or EASA. It was adopted by the European Parliament and the European Council on July 4, 2018 and entered into force on September 11, 2018. It repealed and replaced the previous Basic Regulation, Regulation (EC) No 216/2008.

Under the previous Basic Regulation, civil UAS with an operating mass of no more than 150 kg were regulated by each EU member state. On December 22, 2017, the member states endorsed an agreement reached with the European Parliament for the revision of the previous Basic Regulation, extending the competence of the EU to all UAS, except those used for state operations, such as military, customs, police and firefighting, and defining the essential requirements to ensure the safety of UAS. The agreement led to the adoption of the current Basic Regulation. The current Basic Regulation includes a new mandate for EASA in the domain of UAS and urban air mobility. It enables EASA to prepare rules for all sizes of civil UAS and harmonize standards for the commercial market across Europe.

Pursuant to the Basic Regulation, the European Commission published a delegated act, Regulation (EU) 2019/945, and an implementing act, Regulation (EU) 2019/947, on June 11, 2019. These regulations aim to protect the safety and privacy of EU citizens while enabling the free circulation of UAS and a level playing field within the EU. They include technical as well as operational requirements for UAS. Both regulations entered into force on July 1, 2019, although Regulation (EU) 2019/947 will not become applicable until July 1, 2020 to give member states and operators time to prepare for and implement it.

With the recent regulations described above, the EU has established a regulatory framework that divides UAS operations into three categories according to the level of risks involved: “open,” “specific,” and “certified.”

The “Open” Category

Operations in the “open” category are those considered to impose low safety risks. To be classified in the “open” category, operations must meet certain technical requirements, including, among others:

•	the unmanned aircraft must have a maximum take-off mass, or MTOM, of less than 25 kg;

•	the remote pilot must ensure that the unmanned aircraft is kept at a safe distance from people and that it is not flown over assemblies of people;

•	with limited exceptions, the remote pilot must keep the unmanned aircraft in visual line of slight, or VLOS, at all times;

•	the unmanned aircraft is generally required to be maintained within 120 meters from the closest point of the surface of the earth; and

•	the unmanned aircraft may not carry dangerous goods or drop any material.

If UAS operations fall into the “open” category, they can be conducted without any operational authorization.

The “Specific” Category

Operations in the “specific” category are those considered to impose medium safety risks. When operations do not meet the requirements to be classified in the “open” or the “certified” category (described below), they fall into the “specific” category.

For operations falling into the “specific” category, a UAS operator is generally required to obtain an operational authorization from the competent authority in the EU member state where it is registered. To apply for such authorization, the operator must perform a risk assessment and submit it together with the application, including adequate mitigating measures. Ground risks that must be considered include, among others, VLOS or beyond visual line of sight, or BVLOS, population density of the overflown areas, flying over an assembly of people, and the dimension characteristics of the unmanned aircraft. Air risks that must be considered include, among others, the airspace volume used for the operation, the class of the airspace, and the impact on other air traffic and air traffic management. If the competent authority considers the operational risks are adequately mitigated, it shall issue an operational authorization.

However, for operations that comply with certain defined standard scenarios, the operator does not need to obtain an operational authorization, but only needs to submit an operational declaration of such compliance to the competent authority of the member state. EASA is expected to publish guidance material and a proposal for two standard scenarios (urban VLOS and rural BVLOS) in October 2019.

In addition, UAS operators meeting certain requirements are eligible to apply for a light UAS operator certificate, or LUC. These requirements include, among others, maintaining a safety management system corresponding to the size of the organization, to the nature and complexity of its activities, taking into account the hazards and associated risks inherent in these activities. If an LUC is granted, the holder will not be required to apply for an operational authorization or submit an operational declaration for operations falling into the “specific” category.

The “Certified” Category

Operations in the “certified” category are those considered to impose higher safety risks than the other categories. The design, production and maintenance of UAS shall be certified if the UAS

•	has a characteristic dimension of three meters or more, and is designed to be operated over assemblies of people;

•	is designed for transporting people; or

•	is designed for the purpose of transporting dangerous goods and requiring a high level of robustness to mitigate the risks for third parties in case of accident.

If the UAS is certified pursuant to the criteria above and the operation does involve flying over assemblies of people, the transport of people or carriage of dangerous goods that may result in high risk for third parties in case of accident, then the operation falls into the “certified” category. In addition, UAS operations shall be classified as “certified” if the competent authority, in evaluating an application for operational authorization for operations in the “specific” category, considers that the risk of the operation cannot be adequately mitigated without the certification of the UAS and of the UAS operator and, where applicable, without the licensing of the remote pilot.

For operations falling into the “certified” category, classical aviation rules apply. In other words, the UAS involved are treated similarly as manned aircraft. They are certified for their airworthiness and have more stringent operational restrictions. The processing time for applications for approvals under classical aviation rules varies among the EU member states. EASA plans to develop amendments to the existing regulations applicable to manned aviation for UAS operations in the “certified” category. The future EASA rules are expected to provide all the requirements to allow UAS operations with comparable procedures applied today to manned aircraft without increasing the level of risk to third parties on the ground and in the air.

Registration of UAS and UAS Operators

Under Regulation (EU) 2019/947, which will become applicable from July 1, 2020, EU member states shall establish and maintain accurate registration systems for UAS whose design is subject to certification and for UAS operators whose operations may present a risk to safety, security, privacy, and protection of personal data or environment. In addition, UAS operators must also register themselves when operating in the “specific” category and, if certain types of unmanned aircraft are used, in the “open” category.

In registration of UAS whose design is subject to certification, information solicited include the manufacturer’s name, the manufacturer’s designation of the unmanned aircraft, the unmanned aircraft’s serial number, and the name and contact information of the person under whose name the unmanned aircraft is registered. The owner of an unmanned aircraft whose design is subject to certification shall register the unmanned aircraft. An unmanned aircraft cannot be registered in more than one member state at a time.

In registration of UAS operators, information solicited include names and identification information, contact information, an insurance policy number if required by law, a confirmation by legal persons as to the competency of operational personnel, and, as applicable, operational authorizations, LUCs, or operational declarations with confirmation by the competent authority. UAS operators shall register themselves in the member state where they have their residence for natural persons or where they have their principal place of business for legal persons. A UAS operator cannot be registered in more than one member state at a time.

Norwegian Regulation Related to UAS

Norway is not an EU member state. However, as a member of the European Economic Area, Norway implements relevant EU legislation in its domestic regulations. Norway is also an EASA member state.

Before July 1, 2020, UAS operations in Norway are governed by the Act of 11 June 1993 No 101 on aviation, or the Norwegian Aviation Act, and the Regulation on aircraft that do not have a pilot on board etc. (“Forskrift om luftfartøy som ikke har fører om bord mv.”), or the Norwegian UAS Regulation. Under the Norwegian UAS Regulation, UAS undertakings are divided into three categories, RO 1, RO 2 and RO 3.

An RO 1 undertaking is an undertaking in which aircraft with an MTOM of up to 2.5 kg and a maximum speed of up to 60 knots will be operated exclusively within VLOS during daylight hours and subject to fixed safety distances. RO 1 operators must notify the Civil Aviation Authority – Norway, or CAA Norway, before starting up any new undertaking. Such notification shall contain information about the undertaking’s name, address and contact information, as well as information about the type of aircraft that will be used.

An RO 2 undertaking is an undertaking in which aircraft with an MTOM of up to 25 kg and a maximum speed of up to 80 knots will be used for VLOS or extended visual line of sight, or EVLOS, operations during daylight hours and subject to fixed safety distances. RO 2 operators must obtain a license from CAA Norway before starting up an undertaking. The application must be accompanied by a risk analysis and an operations manual.

An RO 3 undertaking is an undertaking in which the aircraft a) have an MTOM of 25 kg or more, or b) have a maximum speed of over 80 knots, or c) is operated by a turbine engine, or d) will be used for BVLOS operations at altitudes of more than 120 meters, or e) will operate in controlled airspace at altitudes of more than 120 meters, or f)

will operate over or in the vicinity of crowds of people with certain exceptions for aircraft with an MTOM of 250 grams or less. RO 3 operators must obtain a license from the CAA Norway before starting up an undertaking. The application must be accompanied by a risk analysis and an operations manual.

The operator may only use aircraft or systems approved by CAA Norway for the relevant type of operation. The operator must document the aircraft’s airworthiness. The application must be accompanied by documentation of the system design, control system, type of components, technical safety systems and completed test programs that show that the aircraft and system can carry out the relevant type of operation. CAA Norway may recognize aircraft, systems and components approved or certified by other aviation authorities. Based on a consultation with CAA Norway, in general the processing time for applications for approval for RO 3 operators is four weeks provided that all required documentation is included in the application.

The goal of the CAA Norway is to implement the new EU UAS regulations, including Regulation (EU) 2019/945 and Regulation (EU) 2019/947, in Norway from July 1, 2020. CAA Norway estimates that the new set of rules will not limit the scope of drone operations in Norway, but there will be new and additional requirements for registration, documentation and competence for operators. The new EU rules will replace the categories of RO 1, RO 2 and RO 3. Registered operators will however be able to operate under these categories until July 1, 2021.

Organizational Structure

The following is a current organizational chart of our Company:

Corporate History

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On August 13, 2021, we consummated an initial public offering (“Initial Public Offering”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 6) (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 469,175 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,691,750 (the “Private Placement”).

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

On November 9, 2022, the Company entered into Purchase Agreements and completed the private sale of an aggregate of 115,000 Placement Units at a purchase price of $10.00 per Placement Unit in a private placement and deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it had to consummate its initial business combination by three months from November 11, 2022 to February 13, 2023. The Purchase Agreements and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

On December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds.

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

On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc. (the “Company,” “we,” “us, “our” “AERWINS,” or “AERWINS Technologies”).

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $600 million. In connection with the Special Meeting, holders of 11,328,988 shares of Pono common stock sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a price of $10.50 per share, for an aggregate payment from Pono’s trust account of approximately $118.9 million. Effective February 3, 2023, Pono’s units ceased trading, and effective February 6, 2023, AERWINS Technologies’ common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW.”

After taking into account the aggregate payment in respect of the redemption, Pono’s trust account had a balance immediately prior to the Closing of $1,795,997. Such balance in the trust account was used to pay transaction expenses and other liabilities of Pono, pay certain transaction expenses of AERWINS, Inc., with the remaining being deposited in AERWINS, Inc. cash account. In connection with the Business Combination, a warrant holder of AERWINS, Inc. received a warrant to purchase 469,291 shares of AERWINS Technologies’ common stock as Merger Consideration as set forth in the Merger Agreement. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

As a result of the Merger and the Business Combination, holders of Pono common stock automatically received common stock of AERWINS Technologies, and holders of Pono warrants automatically received warrants of AERWINS Technologies with substantively identical terms. At the Closing of the Business Combination, all shares of Pono owned by the Sponsor (consisting of shares of Class A common stock and shares of Class B common stock), which we refer to as the founder shares, automatically converted into an equal number of shares of AERWINS Technologies’ common stock, and Private Placement Warrants held by the Sponsor, automatically converted into warrants to purchase one share of AERWINS Technologies common stock with substantively identical terms. As of the Closing: public stockholders owned approximately 0.3% of the outstanding shares of AERWINS Technologies common stock; the Sponsor and its affiliates owned approximately 6.7% of the outstanding shares of AERWINS Technologies common stock and AERWINS, Inc.’s former security holders collectively owned approximately 93.0% of the outstanding shares of AERWINS Technologies common stock.

AERWINS, Inc. formerly named AERWINS Technologies Inc. until it changed its name to AERWINS, Inc. on January 24, 2023, was incorporated in the State of Delaware on June 9, 2022. A. L. I. Technologies Inc., a Japanese corporation and a wholly owned subsidiary of AERWINS, Inc. was established in Japan in September 2016. On August 5, 2022, pursuant to the terms of a share exchange agreement among the Company, A. L. I. Technologies, the shareholders of A. L. I. Technologies and Shuhei Komatsu, as the representative of the shareholders of A. L. I. Technologies, we issued 30,000,000 shares of AERWINS, Inc. common stock to the shareholders of A. L. I. Technologies in exchange for 2,006,689 shares A. L. I. Technologies’ common stock, representing 100% of the issued and outstanding capital stock of A. L. I. Technologies. As a result of this transaction, A. L. I. Technologies became AERWINS Inc.’s 100%-owned subsidiary and the former shareholders of A. L. I. Technologies became the owners of 100% of AERWINS, Inc. outstanding common stock as of August 5, 2022.

ITEM 1A. RISK FACTORS

Investing in us involves a high degree of risk. Before you invest in us, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, and the other financial information concerning us included elsewhere in this Annual Report on Form 10-K.

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

•	We have incurred, and in the future may continue to incur, net losses;

•	We are a holding company and depend upon our subsidiary AERWINS, Inc. and its operating subsidiary, A.L.I. Technologies, Inc. for our cash flows;

•	We will need additional capital, and we cannot be sure that additional financing will be available;

•	Our business performance may be adversely affected if the growth of the Air Mobility Vehicle industry slows down;

•	Our future growth depends on the demand for, and customers’ willingness to adopt, our Air Mobility Vehicles and air mobility solutions;

•	We may be unable to make timely product deliveries due to limited production capacity;

•	Our framework and conditional agreements may not result in material sales of our products;

•	We expect to have substantial customer concentration;

•	We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

•	If we fail to successfully develop and commercialize new products, services and technologies that are well received by customers, our operating results may be materially and adversely affected;

•

The execution of our business plans requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute the equity interests of our shareholders or introduce covenants that may restrict our operations or our ability to pay dividends;

•	The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy;

•	We and our subsidiaries may need to defend ourselves against claims of intellectual property infringement, which may be time-consuming and costly;

•	Our or our subsidiaries’ intellectual property rights may not protect us effectively;

•	Failure to comply with laws and regulations could harm our business;

•	We are exposed to fluctuations in currency exchange rates;

•

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions;

•	The market price of our common stock may be volatile, and you could lose all or part of your investment; and

•	As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

Risks Relating to Our Business and Industry

AERWINS, Inc. has incurred net losses in the past and may do so in the future, and in the future, the Company may also incur, net losses.

For the years ended December 31, 2022 and 2021, Pono had net income of $2,732,973 and $4,585,547, respectively, and we had net operating cash outflows of $1,233,766 and $459,012, respectively. AERWINS, Inc.

has incurred net losses in the past. For the years ended December 31, 2022 and 2021, AERWINS, Inc. had net losses of $14,4787,276 and $14,555,670, respectively, and had net operating cash outflows of $16,865,278 and $9,876,472, respectively. We expect our costs to increase in future periods as we continue to expand our business and operations. We also expect to incur substantial costs and expenses as a result of being a public company. We cannot assure you that we will be able to generate net profits or positive operating cash flows in the future. Our ability to achieve profitability depends in large part on, among other factors, our ability to increase orders and sales of our Air Mobility Vehicles, mobility solutions and services, achieve economies of scale, establish effective pricing strategies, effectively navigate the regulatory environments in different jurisdictions, and increase operational efficiency. If we are unable to generate adequate revenues or effectively manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or subsequently maintain profitability.

We are a holding company and depend upon our subsidiary AERWINS, Inc. and its operating subsidiary, A.L.I. Technologies, Inc. for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our operating subsidiary, A.L.I. Technologies Inc., a Japanese corporation. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our operating subsidiary and its subsidiary and the payment of funds by this operating subsidiary to us in the form of dividends, distributions or otherwise. The ability of our subsidiary and its operating subsidiary to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiary and its operating subsidiary when needed could have a material adverse effect on our business, results of operations or financial condition.

We will need additional capital, and we cannot be sure that additional financing will be available.

Although we currently anticipate that our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we will require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to it on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and the existing stockholders may experience dilution.

A new health epidemic could significantly disrupt our operations and adversely affect our results of operations.

Our business could be significantly affected by public health epidemics that may hit Japan and/or other countries where we sell our products, such as the outbreak of coronavirus, avian influenza, severe acute respiratory syndrome, or SARS, Zika virus, Ebola virus or other disease. For example, the severity of the current COVID-19 pandemic resulted in lock-downs, travel restrictions and quarantines imposed by governments across the world and materially affected general commercial activities on a global scale.

A COVID-19 outbreak may result in these customers ceasing purchases, canceling or reducing orders for our products or services, or failing to make payments owed to us in a timely manner or at all, which may materially and adversely impact our business and result of operations. The COVID-19 pandemic has caused, and is expected to cause in the near future, an economic downturn in many countries. Such general economic slowdown may reduce the demand for our products and services. In the international market, the pandemic has continued to significantly affect many parts of the world, including Asia, Europe and North America, where many of our customers and business partners are located. Any future outbreak of a contagious disease, and other adverse public health developments may restrict economic activities in affected regions, resulting in reduced business volume, temporary closure of our production facilities and offices or otherwise disrupt our business operations and adversely affect our results of operations.

Our business performance may be adversely affected if the growth of the Air Mobility Vehicle industry slows down.

In the manned air mobility, unmanned air mobility, and computing power sharing domains, we have acquired various technological expertise and a global alliance network as a result of developing diverse product services utilizing various hardware and software technologies. We recognize that this trend will continue in the future. However, if the growth of the market slows down due to laws and regulations, economic trends, or changes in social awareness that restrict business in the industries in which our group is involved, and if our business does not expand accordingly, our group’s business performance may be affected.

Our future growth depends on the demand for, and customers’ willingness to adopt, our Air Mobility Vehicles and air mobility solutions.

We operate in the new and evolving Air Mobility Vehicles (“AMVs”) industry. Our business and operating results depend in large part on the acceptance of and demand for our AMVs and air mobility solutions. The success of these products and services are and will be subject to risks, including with respect to:

•	the extent of market reception and adoption of AMVs as transportation and logistics solutions;

•	our navigating a new and evolving regulatory environment;

•	our timely fulfillment of product orders;

•	our ability to produce safe, high-quality and cost-effective AMVs on an ongoing basis;

•	the performance of our AMVs relative to customer expectations and customers’ interest in and demand for our manned AMVs and air mobility solutions; and

•	our building a well-recognized and respected brand.

Our failure to manage the risks described above may discourage current or potential customers from purchasing our AMVs or using our air mobility solutions, and there may be downward price pressure on our AMVs and air mobility solutions. If the market for AMVs or air mobility solutions does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be materially and adversely affected.

We may be unable to make timely product deliveries due to limited production capacity.

Commercial production of our manned AMVs requires timely and adequate supply of various types of raw materials and components, as well as mass production capacity and efficient manufacturing and assembly. We have no experience in high-volume manufacturing of our AMVs. We cannot assure you that we will be able to expand our production capacity efficiently and cost-effectively, or to procure sufficient raw materials and components to meet our production volume. While we are looking into expanding our manufacturing capacity through partnerships, such partnerships may not be successful, or we may not be able to do so in a timely manner to fulfill our backlog orders. While we obtain components from multiple sources whenever possible, some of the components used in our AMVs are currently selected to be purchased from a single source to improve cost-efficiency. Disruption in the supply of components, whether or not from a single-source supplier, could temporarily disrupt commercial production of our AMVs. We may experience operational difficulties with contract manufacturers we may utilize in the future, including reductions in the availability of production capacity, failure to comply with product specifications, insufficient quality control, failure to meet production deadlines, increases in manufacturing costs and longer lead time. Any of the foregoing could result in our failure to make timely deliveries to our customers. Such failure would materially and adversely affect our business, results of operations, financial condition and prospects.

Our framework and conditional agreements may not result in material sales of our products.

We have entered into a number of long-term agreements with customers and partners relating to the sale of our manned AMVs. Some of these agreements are conditional, and our counterparty is not obligated to purchase our products unless a number of conditions are satisfied. For example, the customer may not be required to purchase our AMVs unless our AMVs achieve a number of performance milestones and it obtains required governmental approvals (for example, in the United States, from the Federal Aviation Administration, or the FAA). We have yet to achieve the performance milestones, and the customers are allowed to terminate the agreements before that happens. Further, it may be time-consuming for the customer to obtain the required approvals, if they are able to do so at all. Some other agreements are framework agreements containing sales targets, but that does not obligate our counterparties to purchase our products at all. We expect the number of orders and pre-orders we receive under these framework agreements to depend on a number of factors, including changes in the regulatory environment, customers’ acceptance of and demand for our products and services and our production capacity. For the foregoing reasons, we may not receive substantial orders from our current or potential customers. As our long-term agreements may not result in material sales of our products, our future results of operations may not scale or otherwise meet our current expectations.

We expect to have substantial customer concentration.

Due to the short history of our business and that we have not achieved significant scale, we expect to have customer concentration. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers that mainly operate our AMVs in entertainment and tourism locations in Japan, rather than in broad, mainstream commercial operations. We are unable to predict the future level of demand for our services that will be generated by these customers.

Our technology platform may not perform in line with customer specifications or expectations.

Our technology platform, consisting of our AMVs, in-air operating systems and on-the-ground infrastructure, may not perform in line with customers’ expectations. For example, our AMVs may not be as easy to operate or maintain as customers expect. In addition, certain orders and pre-orders of our manned AMVs are conditioned on their meeting defined technical specifications (such as a specified cruising speed, operational range and payload capacity) according to agreed-upon delivery timetables. Future customers may also require performance specifications that we are unable to deliver. Some of these target specifications, such as those dependent on battery technology, are constrained by the pace of general technological advancement and the capabilities of our suppliers, which are largely beyond our control.

Our technology platform may contain design or manufacturing defects that result in unsatisfactory performance or require repair. Our technology platform uses a substantial amount of algorithms and software to operate. Software products are inherently complex and often contain defects and errors, especially when first introduced. While we have performed extensive internal testing on our AMV software and hardware systems, we have a limited frame of reference by which to evaluate the long-term performance of our technology platform. There can be no assurance that we will be able to detect and fix any defects in our technology platform before we and our subsidiaries sell products and services to customers.

If our technology platform is defective or otherwise fails to perform as expected or in accordance with prescribed technical specifications and timetable, our AMVs may experience accidents and we may suffer adverse publicity, order cancellations, revenue declines, delivery delays, product recalls, product liability claims, and significant warranty and other expenses. These consequences could have a material adverse impact on our business, financial condition, operating results and prospects.

Our reputation and the trading price of our common stock may be negatively affected by adverse publicity or detrimental conduct against us.

Adverse publicity concerning our failure or perceived failure to comply with legal and regulatory requirements, alleged accounting or financial reporting irregularities, regulatory scrutiny and further regulatory action or litigation could harm our reputation and cause the trading price of our common stock to decline and fluctuate significantly. The negative publicity and the resulting decline of the trading price of our common stock may lead to the filing of shareholder class action lawsuits against us and some of our senior executive officers, and may potentially have further severe impact on the market price of our common stock and divert management’s attention from the day-to-day operations of our company.

We may continue to be the target of adverse publicity and detrimental conduct against us, including complaints, anonymous or otherwise, to regulatory agencies regarding our operations, accounting, revenues and regulatory compliance. Additionally, allegations against us may be posted on the internet by any person or entity which identifies itself or on an anonymous basis. We and our subsidiaries may be subject to government or regulatory investigation or inquiries, or shareholder lawsuits, as a result of such third-party conduct and may be required to incur significant time and substantial costs to defend ourselves, and there is no assurance that we and our subsidiaries will be able to conclusively refute each of the allegations within a reasonable period of time or at all. Our reputation may also be negatively affected as a result of the public dissemination of allegations or malicious statements about us, which in turn may materially and adversely affect the trading price of our common stock.

We are a relatively young company with a short operating history, and we may not be able to sustain our rapid growth, effectively manage our growth or implement our business strategies.

Our subsidiaries have been providing air mobility solutions since September 2016. Although we have experienced growth, our historical performance may not be indicative of our future performance due to our limited operating history. We are currently commercializing our AMVs and air mobility solutions, and have a short history of accepting orders for our AMVs and delivering them to customers for testing, training and demonstration purposes. There is only a limited historical basis for making judgments on the demand for our products and services or our ability to produce and deliver AMVs and air mobility solutions, or to become profitable in the future.

You should consider our business and future prospects in light of the risks and challenges we face as a new entrant to a nascent industry and to overseas markets, including risks and challenges associated with our ability to:

•	provide safe, convenient and effective air mobility solutions;

•	maintain reliable, secure, high-performance and scalable infrastructure;

•	identify suitable facilities to expand manufacturing capacity;

•	navigate the evolving and complex regulatory environment across all the markets in which we operate;

•

anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape, and adjust, manage and execute our marketing and sales activities to cater to local economic and demographic conditions, cultural differences and customer preferences across all our current and future markets;

•	successfully market our air mobility solutions;

•	improve and maintain our operational efficiency; and

•	attract, retain and motivate talented employees.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

As our business grows, we or our subsidiaries may adjust our product and service offerings. These adjustments may not bring about expected results and may instead have a material and adverse impact on our financial condition and results of operations. Our revenue structure may continue to evolve in response to market demand. In particular, we expect the relative revenue contribution from air mobility solutions to increase in the future. Our growth is dependent on the development of such new products and services. We may not accurately identify market needs before we invest in the development of a new product or a new service. In addition, we might face difficulties or delays in the development process, which may result in losses in our market share and competitive advantages.

In pursuit of our growth strategy, we or our subsidiaries may enter into new strategic relationships to further penetrate our targeted markets. Should these relationships fail to materialize and develop into demand or orders for our products and services, or should we fail to work effectively with these companies, we may lose opportunities to generate sales growth and our business, results of operations and financial condition could be adversely affected.

We may not be successful in competing in the AMV industry.

We operate in the AMV industry and provide various mobility solutions, including air mobility (consisting of transportation and logistics and drone solutions), smart city management and aerial media solutions. Companies engaged in businesses similar to those of ours are entering the market one after another, and competition is fierce, with a wide range of products and service formats. Our policy is to continue to respond to customer needs and enhance its services. However, if these efforts do not produce the anticipated results, or if the emergence of competitors offering innovative services leads to customers leaving us, leading to a decrease in distribution and deliveries, our business and performance may be affected. However, if these efforts do not produce the anticipated results, or if the emergence of competitors offering groundbreaking services leads to customers leaving, distribution, and sales declines, the group’s business and earnings may be affected.

In addition to competing with other AMV companies, we compete with traditional industry players providing similar solutions, such as aircraft and ground transportation service providers. Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.

We expect competition in our industry to intensify in the future in light of increased demand for alternative transportation, continuing globalization and consolidation in the global AMV industry. Factors affecting competition include, among others, ability to innovate, development speed, product quality, reliability, safety and features, pricing and customer service. Increased competition may lead to lower AMV unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results and prospects.

Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and will affect our market share. If our competitors introduce AMVs or services that are superior in quality or performance and/or lower in price compared with our offerings, we may lose existing customers or be unable to attract new customers at prices that would allow us to generate attractive rates of return on our investment, if at all.

Any significant cybersecurity incident or disruption to our operating systems or our command-and-control centers could subject us to significant reputational, financial, legal and operational consequences.

We depend on our and our subsidiaries’ integrated operating systems and on-the-ground infrastructure to operate our products and services. Any material disruption to or slowdown of our operating systems or infrastructure could cause our AMVs to malfunction or result in outages or delays in our services, which could harm our brand and adversely affect our operating results.

Our command-and-control centers rely on our proprietary cloud database, which can store all of the data collected under our clients’ approvals. Problems with our command-and-control centers or our telecommunications network providers could adversely affect our services and products. Our telecommunications network providers could decide to cease providing services to us without adequate notice. Any change in service levels of our telecommunications network or any errors, defects, disruptions or other performance problems with our operating systems or infrastructure could harm our brand and potentially affect our user data. If changes in technology cause our operating systems or infrastructure to become obsolete, or if our operating systems or command-and-control centers are inadequate to support our growth, we could lose customers, and our business and operating results could be adversely affected.

We could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks, our measures may not prevent unauthorized access or use of sensitive data. A breach of our AMV operating systems or command-and-control systems may result in product damages, data losses and, in extreme cases, AMV accidents or hijacking of our AMVs to perform unlawful activities.

A cybersecurity breach could harm our reputation and deter our customers and potential customers from using our AMVs. In addition, any such breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines.

An accident involving an AMV provided by us or another manufacturer could harm the AMV industry.

An accident involving an AMV provided by us or another manufacturer could cause regulatory agencies around the world to tighten restrictions on the use of AMVs, particularly over-populated areas, and could cause the public to lose confidence in our products and AMVs generally. There are risks associated with autopilot, flight control, communications and other advanced technologies, and, from time to time, there have been accidents associated with these technologies. The safety of certain cutting-edge technologies depends in part on user interaction, and users may not be accustomed to using such technologies. We or our subsidiaries could face unfavorable and tightened regulatory control and intervention on the use of autopilot and other advanced technologies and be subject to liability and government scrutiny to the extent accidents associated with our autonomous navigation systems occur. Should a high-profile accident occur resulting in substantial casualty or damages, either involving our AMVs or products offered by other companies, public confidence in and regulatory attitudes toward AMVs could deteriorate. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and results of operations.

Our AMVs may not perform in line with customers’ expectations. Any product defects, accidents or any other failure of our AMVs to perform as expected could harm our reputation and result in adverse publicity, revenue loss, delivery delays and product recalls, which could harm our brand and reputation. Any product recall or lawsuit seeking significant monetary damages either in excess of or outside of our insurance coverage may have a material adverse effect on our business and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our AMVs, including any systems or components sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary and whether caused by systems or components engineered or manufactured by us or our suppliers, could incur significant expenses and adversely affect our brand image in our target markets. They may also inhibit or prevent commercialization of our current and future product candidates.

We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may be exposed to significant product liability claims if our AMVs do not perform as expected or malfunction. Any defects, errors, or failures in our products or the misuse of our AMVs, operating systems and infrastructure could also result in injury, death or property damage. Our risks in this area are particularly pronounced given we have limited field experience in the operation of our AMVs. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our AMVs and business and inhibit or prevent commercialization of our current and future AMV models. Our insurance coverage might not be sufficient to cover all potential product liability claims. In addition, the same level of insurance coverage may not be available in the future at economical prices, or at all. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and result of operations.

We generally provide standard warranties on our AMVs. The term of a warranty is between six months to three years, depending on the product line and the specific part or component. The occurrence of any material defects in our AMVs could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects or other problems, including costs related to product recalls. Warranty claims may also lead to litigation. Any negative publicity related to the perceived quality of our AMVs could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition.

If we fail to successfully develop and commercialize new products, services and technologies that are well received by customers, our operating results may be materially and adversely affected.

Our future growth depends on whether we can continually develop and introduce new generations of our existing AMV product lines and update our operating systems and infrastructure with enhanced functionalities and value-added services. This is particularly important in the current industry landscape where technologies and consumer preferences evolve rapidly, which may shorten the lifecycles of our existing products. We plan to upgrade our current AMV models and introduce new models in order to continue to provide AMVs with the latest technologies. As technological advancements can be complex and costly, we could experience delays in the development and introduction of new products and services in the future.

Our ability to roll out new and innovative products and services depends on a number of factors, including significant investments in research and development, quality control of our products and services and effective management of our supply chain. We may need to devote more resources to the research and development of new or enhanced products, services and technologies, which may reduce our profitability. In addition, our research and development efforts may not yield the benefits we expect to achieve in a timely manner, or at all. To the extent that we are unable to execute our strategy of continuously introducing new and innovative products, diversifying our product portfolio and satisfying consumers’ changing preferences, we may not be able to grow our user base, and our competitive position and results of operations may be adversely affected. Even if we are able to keep up with technological changes and develop new models, our prior models may as a result become obsolete sooner than expected, potentially reducing our return on investment.

We have no experience in managing sales to multiple countries and we are subject to a variety of costs and risks due to our continued international expansion.

One of our core strategies is international expansion. We generally have less experience in marketing, selling and deploying our AMVs in markets outside Japan. International expansion will require us to invest significant capital and other resources, and our efforts may not be successful. International sales and operations are subject to risks such as:

•	limited brand recognition;

•	costs associated with establishing new distribution networks;

•	difficulty in finding qualified partners for overseas distribution;

•	inability to anticipate changes in local market conditions, economic landscapes, and consumers’ preferences and customs;

•	difficulties in staffing and managing foreign operations;

•

lack of familiarity with and understanding of the local legal, regulatory and policy frameworks, as well as burdens of complying with a wide variety of local laws and regulations, including those governing personal data protection and safety control;

•	political and economic instability;

•	trade restrictions;

•	differing employment laws and practices, as well as potential labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies; and

•	a legal system subject to undue influence or corruption.

Additionally, to export our AMVs to certain jurisdictions, we may face challenges in coordinating with both Japanese and the applicable foreign governments and regulatory authorities. If we cannot export our AMVs to such jurisdictions, our business, prospects, financial condition and operating results may be materially and adversely impacted.

The failure to manage any of these risks could negatively affect our international business and consequently our overall business and operating results. In addition, the concern over these risks may also prevent us from entering into, or marketing, selling or releasing our AMVs and mobility solutions in, certain markets.

Our operations may be interrupted by production difficulties or delays due to mechanical failures, utility shortages or stoppages, fire, natural disaster or other calamities at or near our facilities.

Production difficulties, such as capacity constraints, mechanical and systems failures and the need for equipment upgrades, may suspend our production and/or reduce our output. There can be no assurance that we will not experience problems with our production facilities in the future or that we will be able to address any such problems in a timely manner. Problems with key equipment in one or more of our production facilities may affect our ability to produce our AMVs or cause us to incur significant expenses to repair or replace such equipment. Scheduled and unscheduled maintenance programs may affect our production output. Any of these could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a continuous supply of utilities, such as electricity and water, to operate our production facilities. Any disruption to the supply of electricity or other utilities may disrupt our production, or cause the deterioration or loss of our inventory. This could adversely affect our ability to fulfill our sales orders and consequently may have an adverse effect on our business and results of operations. In addition, fire, natural disasters, pandemics or extreme weather, including droughts, floods, typhoons or other storms, or excessive cold or heat, could cause power outages, fuel shortages, water shortages, damage to our production, processing or distribution facilities or disruption of transportation channels, any of which could impair or interfere with our operations. We cannot assure you that such events will not happen in the future or that we will be able to take adequate measures to mitigate the likelihood or potential impact of such events, or to effectively respond to such events if they occur.

Our consumers may experience service failures or interruptions due to defects in the software, infrastructure, components or engineering system that compromise our products and services, or due to errors in product installation, any of which could harm our business.

Our products and services may contain undetected defects in the software, infrastructure, components or engineering system. Sophisticated software and applications, such as those adopted and offered by us, often contain “bugs” that can unexpectedly interfere with the software and applications’ intended operations. Our internet services may from time to time experience outages, service slowdowns or errors. Defects may also occur in components or processes used in our products or for our services.

There can be no assurance that we will be able to detect and fix all defects in the hardware, software and services we offer. Failure to do so could result in decreases in sales of our products and services, lost revenues, significant warranty and other expenses, decreases in customer confidence and loyalty, losing market share to our competitors, and harm to our reputation.

Our business and prospects depend significantly on our ability to build the A.L.I. Technologies brand.

Our business and prospects are heavily dependent on our ability to build, maintain and strengthen the A.L.I. Technologies brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality AMVs and mobility solutions and engage with our customers as intended. In addition, we expect that our ability to develop, maintain and strengthen the A.L.I. Technologies brand will also depend heavily on the success of our user development and branding efforts. Such efforts mainly include building a community of engaged online and offline users as well as other branding initiatives, such as AMV shows and events. To promote our brand, we may be required to change our user development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our A.L.I. Technologies brand could be subject to adverse publicity if incidents related to our products occur or are perceived to have occurred, whether or not we are at fault. In particular, given the popularity of social media, including Facebook, Twitter, LinkedIn and Instagram in Japan, any negative publicity, regardless of its truthfulness, could quickly proliferate and harm consumer perceptions of and confidence in our brand. Furthermore, we may be affected by adverse publicity related to our manufacturing or other partners, whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions of the quality of our partners’ products and services. In addition, from time to time, our AMVs and mobility solutions are evaluated and reviewed by third parties. Any unfavorable reviews could adversely affect consumer perceptions of our AMVs and mobility solutions.

Weather and seasonality may have a material adverse effect on our operations.

Our sales of AMVs and mobility solutions may be affected by weather and seasonality. Our mobility solutions are mainly delivered outdoors. Customers may choose alternative transportation instead of our solution in severe weather conditions in consideration of safety factors, even if our AMVs are able to endure such conditions. As a result, our business, financial condition and operating results may be materially and adversely impacted by the weather conditions. Our operating results may vary from period to period due to many factors, including seasonal factors that may have an effect on the demand for our mobility solutions in the future. As a result, our quarterly results of operations and financial position at the end of a particular quarter may not necessarily be representative of the results we expect at year-end or in other quarters of a year. Our operating results would suffer if we did not achieve revenues consistent with our expectations due to seasonal demand and weather changes because many of our expenses are based on anticipated levels of annual revenues.

Any decline in the business of our business partners or the deterioration of our relationship with them could have a material adverse effect on our operating results.

We collaborate with various business partners to promote our AMVs and mobility solutions. There can be no guarantee that those business partners will continue to collaborate with us in the future. If we are unable to maintain good relationships with our business partners, or the business of our business partners declines, the reach of our products and services may be adversely affected and our ability to maintain and expand our user base may decrease.

Most of the agreements with our business partners do not prohibit them from working with our competitors or from offering competing services. If our partners change their standard terms and conditions in a manner that is detrimental to our business, or if our business partners decide not to continue working with us, or choose to devote more resources to supporting our competitors or their own competing products, we may not be able to find a substitute on commercially favorable terms, or at all, and our competitive advantages may diminish.

Safety issues or public perceptions of safety issues concerning lithium-ion batteries could have a material adverse impact on our business.

The battery packs installed on our AMVs make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells.

While the battery packs used for our AMVs are designed to passively contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our AMVs could occur, which could result in accidents, casualty or damages, and subject us to lawsuits, product recalls, or redesign efforts. Also, negative public perceptions regarding the suitability of lithium-ion cells for AMV applications or any future incident involving lithium-ion cells, even if such incident does not involve our AMVs, could seriously harm our business. In addition, we store a significant number of lithium-ion cells at our facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall.

If we fail to comply with environmental and work safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental and work safety laws and regulations. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. Environmental and social laws and regulations have tended to become increasingly stringent. There has been increased global focus on environmental and social issues and it is possible that countries may potentially adopt more stringent standards or new regulations in these areas. To the extent regulatory changes occur in the future, they could result in, among other things, increased costs to our company. In addition, we may incur substantial costs in order to comply with current or future environmental and work safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

If our business partners, contractors, suppliers, sales agents, dealers or third-party logistics services providers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity beyond our own control.

Our reputation is sensitive to allegations of unethical business practices. We do not control the business practices of our business partners, independent contractors and suppliers, sales agents, dealers or third-party logistics services providers. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, sales agents or dealers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers, business partners, sales agent, dealers or third-party logistics services suppliers or the divergence of their labor or other practices from those generally accepted as ethical in the markets in which we do business could also attract negative publicity, diminish our brand image and reduce demand for our AMVs and mobility solutions.

If customers modify our AMVs or operating systems, the AMVs may not operate properly, which may cause damage, create negative publicity and harm our business.

Our customers may try to modify our AMVs or operating systems for various reasons, which could compromise the performance and safety of our AMVs, as well as the safety of their passengers. During such modifications, they may use third-party parts that may not be compatible with our products. We do not test, nor do we endorse, such modification. In addition, the use of improper external cabling or unsafe charging outlets can expose our customers to injury from AMV malfunctioning. Any injuries or damages resulting from such modifications or misuses could result in adverse publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Failure to safeguard personal information could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

Through our AMVs, command-and-control systems, we log information about each AMV’s use, such as charge time, battery usage, mileage and location information, in order to aid us in vehicle diagnostics, repair and maintenance, as well as to help us customize and optimize the flying experience. Images and videos captured by cameras attached to our AMVs are stored on our servers, servers of third-party cloud storage providers or other servers designated by our customers. We, therefore, process, including but not limited to collect, store, process, use, transfer, provide, disclose and delete, personal data from our users in order to better understand our users and their needs for the purpose of our content feeds recommendation. Possession and use of our users’ flying behavior and data in conducting our business may subject us to legislative and regulatory oversight in Japan and other jurisdictions, such as the European Union and the United States. For example, in January 2018, the European Union promulgated the General Data Protection Regulation to further protect fundamental rights in privacy and personal information so that members of the general public have more control over their personal information. Regulations in relevant jurisdictions may require us to obtain user consent for the collection of personal information, restrict our use of such personal information and hinder our ability to expand our user base. In the event of a data breach or other unauthorized access to our user data, we may have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident.

Concerns or claims about our practices with regard to the processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. In the Japanese, governmental authorities have enacted a series of laws and regulations to enhance the protection of privacy and data. We may need to adjust our business to comply with data security requirements and other laws and regulations from time to time.

As laws and regulations in Japan on the protection of privacy and data are constantly evolving, complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by such laws, regulations or obligations. Any failure on our part to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, collection, transfer, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing users from using our platform or result in investigations, fines, suspension of our app, or other penalties by government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. In addition, the interpretation and application of the aforementioned laws and regulations are often uncertain and in flux. Our practice may become inconsistent with these laws and regulations.

Our platform and internal systems depend on the ability of software and hardware developed and maintained internally and/or by third parties to store, retrieve, process and manage immense amounts of data, including personal information or other privacy-related matters. The software and hardware on which we rely may now or in the future contain, undetected programming errors, bugs, or vulnerabilities which may result in errors or compromise our ability to protect the data of our users and in turn adversely affect our business, financial condition and operation results. Any systems failure or compromise of security that results in the unauthorized access to or release of the data, photo or messaging history of our users could significantly limit the adoption of our services, as well as harm our reputation and brand, result in litigation against us, liquidation and other damages, regulatory investigations and penalties, and we could be subject to material liability. Additionally, we connect our platform with software development kit provided by third parties who may also process users’ data. The integrity of our user data also depends on their ability to secure and protect the data they process. The risk that these types of events could seriously harm our business is likely to increase as we expand the scope of services we offer and as we increase the size of our user base.

We may also become subject to laws and regulations affecting data protection, data privacy and/or information security in other jurisdictions by virtue of having users who reside in these jurisdictions, even if we do not have a physical presence there. Many jurisdictions have in the past adopted, and may in the future adopt, new laws and regulations, or amendments to existing laws and regulations, affecting data protection, data privacy and/or information security, such as the General Data Protection Regulation, or the GDPR, adopted by the European Union that became fully effective on May 25, 2018. The interpretation and application of these laws or regulations are often uncertain and in flux. We cannot guarantee you that our practice is consistent with these laws and regulations and our practice may become inconsistent with these laws and regulations, if so, we could be subject to fines and orders requiring that we change our practices, which could have an adverse effect on our business and results of operations. Complying with new data laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

If users allege that we have improperly used, released or disclosed their personal information, we could face legal claims and reputational damage. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. A major breach of our network security and systems could create serious negative consequences for our business and future prospects, including possible fines, penalties, reduced customer demand for our AMVs, and harm to our reputation and brand.

The execution of our business plans requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute the equity interests of our shareholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will need significant capital to, among other things, conduct research and development, expand our manufacturing capacity, roll out new products and solutions and provide mobility services. We may also need significant capital to maintain our existing property and equipment. Our expected sources of capital include both equity and debt financing. However, financing might not be available to us in a timely manner or on acceptable terms, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities, substantially change our current corporate structure, or even curtail or discontinue our operations.

In addition, our future capital needs and other business concerns could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute the equity interests of our shareholders. Additional indebtedness would increase our debt-service obligations and may be accompanied by covenants that would restrict our operations or our ability to pay dividends to our shareholders.

We are subject to risks associated with strategic alliances or acquisitions. If we cannot manage the growth of our business or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have entered into strategic alliances with various business partners, and may in the future enter into joint research and development agreements or co-branding agreements with third parties to further our business purpose from time to time. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third parties and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties. If any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Although we currently do not have any specific acquisition plans, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to any required shareholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable Japanese laws and regulations, which could result in delays and increased costs, and may derail our business strategy if we fail to do so. Furthermore, past and future acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Our business could be adversely affected by trade tariffs or other trade barriers.

The United States and other countries may in the future impose tariffs on the importation of consumer products related to our business, such as AMVs. We plan to export our AMVs to the United States and other countries, including, but not limited to, the UAE and European Union. Any new tariffs on AMVs or other relevant products imposed by the United States or other countries may significantly increase our costs. It is not yet clear what impact these tariffs may have or what actions other governments, including the Japanese government, may take in retaliation. In addition, these developments could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries have limited insurance coverage, which could subject us to significant costs and business disruption.

We and our subsidiaries have limited liability insurance coverage for our products and business operations. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful liability claim against us, our subsidiaries or its subsidiaries due to injuries or damages suffered by our users could materially and adversely affect our financial condition, results of operations and reputation. Even if unsuccessful, such a claim could cause us adverse publicity, require substantial costs to defend, and divert the time and attention of our management. In addition, we do not have any business disruption insurance. Any business disruption could result in substantial cost to us and diversion of our resources. Furthermore, Japan, the United States or any other jurisdiction relevant to our business may impose requirements for maintaining certain minimum liability or other insurance relating to the operation of AMVs. Such insurance policies could be costly, which would reduce the demand for our AMVs. Alternatively, certain insurance products that would be desirable to AMV operators may not be commercially available, which would increase the risks of operating our AMVs and also reduce the demand for them.

We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.

We may be the subject of complaints or litigation from customers, suppliers, employees or other third parties for various actions. The damages sought against us in some of these litigation proceedings could be substantial. We cannot assure you that we will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, our reputation and the result of operations could be negatively impacted. The proceedings we may be involved in from time to time, including the aforementioned bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any financial or economic crisis or perceived threat of such a crisis may materially and adversely affect our business, financial condition and results of operations.

We are subject to risks inherent in economic volatility and disruptions that may arise. For example, the global financial markets experienced significant disruptions in 2008. The recovery since then has been geographically uneven. New challenges have also emerged, including the escalation of the European sovereign debt crisis since 2011, the hostilities in the Ukraine, the end of quantitative easing by the U.S. Federal Reserve and the economic slowdown in the Eurozone in 2014. More recently, in response to inflation, central bank interest rate increases, slowing of economic growth and other factors, stock markets across the world have experienced significant volatility and downward price pressure in 2022. It is unclear whether these challenges will be contained and what effects they each may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including Japan’s. Economic conditions in Japan are sensitive to global economic conditions. Any prolonged slowdown in Japan’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and customer confidence and dramatic changes in business and customer behaviors.

We face risks related to natural disasters, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities such as typhoons, tornadoes, floods, earthquakes and other adverse weather and climate conditions. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services on our platform. In addition, the further spread of the new coronavirus may affect our performance and financial position, depending on the course of events, and we will continue to closely monitor the situation and make necessary disclosures.

If the landlords of our and our subsidiaries’ leased properties fail to properly maintain and renovate such premises, buildings or facilities in a timely manner or at all, the operation of our offices could be materially and adversely affected.

We and our subsidiaries lease all the premises used in our operations from third parties. We and our subsidiaries require the landlords’ cooperation to effectively manage the condition of such premises, buildings and facilities. In the event that the condition of the office premises, buildings and facilities deteriorates, or if any or all of our and our subsidiaries’ landlords fail to properly maintain and renovate such premises, buildings or facilities in a timely manner or at all, the operation of our offices could be materially and adversely affected.

Because our long-term growth strategy involves expansion of our sales to customers outside Japan, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the expansion of our operations and customer base worldwide. We plan to open international offices in the future. These international offices will focus primarily on sales, professional services and support. Our future international operations and future initiatives will involve a variety of risks, including:

•	difficulties in maintaining our company culture with a dispersed and distant workforce;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

•	the timing of our sales with our international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients;

•	unexpected changes in regulatory requirements, taxes or trade laws;

•	differing labor regulations where labor laws are generally more advantageous to employees as compared to Japan, including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing an increased number of employees, including remote employees, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	global economic uncertainty caused by global political events;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	limited or insufficient intellectual property protection;

•	political instability or terrorist activities;

•

likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our inexperience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to establish our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer. We continue to implement policies and procedures to facilitate our compliance with U.S. laws and regulations applicable to or arising from our international business. Inadequacies in our past or current compliance practices may increase the risk of inadvertent violations of such laws and regulations, which could lead to financial and other penalties that could damage our reputation and impose costs on us.

Our customers may fail to pay us in accordance with the terms of their agreements, at times necessitating action by us to attempt to compel payment.

If our customers fail to pay us in accordance with the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our agreements, including litigation and arbitration costs. The risk of these issues increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our results of operations, financial condition and cash flow.

We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in facilities, information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

Risks Related to Our Dependence on Third Parties

We may rely on some third-party distributors for sales, marketing and distribution activities relating to our AMVs.

Currently we do not rely on any third-party distributors for sales, marketing and distribution activities relating to our AMVs. However, some of our business partners may act as third-party distributors that sell, market and distribute our AMVs to their customers in the future. Accordingly, we may be subject to a number of risks associated with third-party distributors, including a lack of day-to-day control over the activities of third-party distributors selling or using our products and solutions; third-party distributors may terminate their arrangements with us on limited or no notice, or may change the terms of these arrangements in a manner that is unfavorable to us for reasons outside of our control; and any disagreements with our third-party distributors could lead to costly and time-consuming litigation or arbitration. If we fail to establish and maintain satisfactory relationships with our third-party distributors, we may not be able to sell, market and distribute our AMVs according to our internal budget and plans, our future revenues and market share may not grow at a pace that we expect, and we could be subject to increases in sales and marketing and other costs which would harm our results of operations and financial condition.

We rely on external suppliers for raw materials and certain key externally sourced components and parts used in the assembly of our AMVs, and have limited control over the quality of these components and parts.

We purchase certain key externally sourced components and raw materials, such as computers chips, batteries, motors and electronic displays, from external suppliers for use in our assembly, production and operations of AMVs. A continuous and stable supply of components and raw materials that meet our standards is crucial to our assembly, production and operations. We cannot assure you that we will be able to maintain our existing relationships with our suppliers and continue to be able to stably source key components and raw materials at reasonable prices, or at all. We have integrated our suppliers’ technologies within our products such that having to change to an alternative supplier may cause significant disruption to our operations. The supply of key components could be interrupted for any reason, or there could be significant increases in the prices of these key components. Additionally, changes in business conditions, force majeure, governmental changes and other factors beyond our control, or that we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. If any of these events occurs, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We cannot guarantee that the quality of components and parts manufactured by external suppliers will be consistent and maintained at a high standard. Any defects of or quality issues with these components or any noncompliance incidents associated with these third-party suppliers could result in quality issues with our AMVs and hence compromise our brand image and results of operations. In extreme situations, we may be exposed to liabilities as a result of significant damages caused by certain components from external suppliers and we cannot assure you that we will be able to obtain sufficient insurance coverage at an acceptable cost in the future. A successful claim brought against us in excess of our available insurance coverage may have a material adverse effect on our business, financial condition and operating results.

We expect to rely on third-party logistics providers to deliver our domestic sales orders and overseas orders. Inadequate third-party logistics services or failure to mitigate the risks of damage or disruption to our distribution logistics could adversely affect our business.

Our ability to transport and sell our AMVs is critical to our success across our operations. We expect to rely on third-party logistics service providers to deliver our domestic sales orders and overseas orders. Damage or disruption to our distribution logistics due to disputes, weather, natural disasters, fire, explosions, terrorism, pandemics or labor strikes could impair our ability to distribute or sell our AMVs. Inadequate third-party logistics services could also potentially disrupt our distribution and sales and compromise our business reputation. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Risks Related to Employee Matters

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow as and continue to develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

Our success depends on the continuing efforts of our key employees, including our senior management members and other key personnel. If we fail to hire, retain and motivate our key employees, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that our success depends substantially on the continued efforts of our key employees, including our senior management members and other qualified and key personnel. We rely on our executive officers, senior management and key employees to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management and key employees have established and maintain with government personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of any key personnel or our failure to attract additional talent could reduce our employee retention, disrupt our research and development activities and operations, and impair our revenue growth and competitiveness. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all, and we might lose the innovation, collaboration and focus that contribute to our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for developers with high levels of experience in designing, developing and managing AMVs and air mobility solutions, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in Japan, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the AMVs industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Intellectual Property

We and our subsidiaries may need to defend ourselves against claims of intellectual property infringement, which may be time-consuming and costly.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our AMVs, AMV operating systems and infrastructure or their components, which could make it more difficult for us to operate our business. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights by us and our subsidiaries or otherwise assert their rights against us and our subsidiaries. Moreover, our and our subsidiaries’ applications and uses of trademarks relating to our and our subsidiaries’ design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. We or our subsidiaries may also fail to apply for key trademarks in a timely manner. We or our subsidiaries may continue to face intellectual property infringement claims in the future.

If we or our subsidiaries are determined to have infringed upon a third party’s intellectual property rights, we or our subsidiaries may be required to do one or more of the following:

•	cease selling, incorporating certain components into, or using AMVs or offering goods or services that incorporate or use the challenged intellectual property;

•	pay substantial damages;

•	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

•	redesign our, our subsidiaries or its subsidiaries’ AMVs, AMV operating systems and infrastructure, components or services; or

•	establish and maintain alternative branding for our, our subsidiaries or its subsidiaries’ products and services.

In the event of a successful claim of infringement against us or our subsidiaries and our or our subsidiaries’ failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, even if frivolous, could result in substantial costs, negative publicity and diversion of resources and management attention.

Our or our subsidiaries’ intellectual property rights may not protect us effectively.

As of December 31, 2022, we and our subsidiaries together had 49 issued patents in Japan, 29 registered trademarks in Japan, and 21 registered copyrights in Japan in relation to our and our subsidiaries’ technologies.

We cannot assure you that our or our subsidiaries’ pending patent applications will be granted. Even if our or our subsidiaries’ applications are successful, patents may be contested, circumvented or invalidated in the future.

In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. The claims under any patents that issue from our or our subsidiaries’ patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours or our subsidiaries’ results. It is also possible that the intellectual property rights of others could bar us or our subsidiaries from licensing and exploiting any patents that are issued from our or our subsidiaries’ pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we and our subsidiaries have developed and are developing our technologies. These patents and patent applications might have priority over our or our subsidiaries’ patent applications and could subject our or our subsidiaries’ patent applications to invalidation. Finally, in addition to those who may claim priority, any of our or our subsidiaries’ existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

Implementation and enforcement of Japanese laws on intellectual property rights have historically been deficient and ineffective. Accordingly, protection of intellectual property rights in Japan may not be as effective as in the United States or other developed countries. Furthermore, policing unauthorized use of proprietary technologies is difficult and expensive. We and our subsidiaries rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our and our subsidiaries’ intellectual property rights. Despite our efforts to protect our and our subsidiaries’ proprietary rights, third parties may attempt to copy or otherwise obtain and use our or our subsidiaries’ intellectual property or seek court declarations that they do not infringe upon our or our subsidiaries’ intellectual property rights. Any unauthorized use of our or our subsidiaries’ intellectual property by third parties may adversely affect our current and future revenues and our reputation. Monitoring unauthorized use of our and our subsidiaries’ intellectual property is difficult and costly, and we cannot assure you that the steps we or our subsidiaries have taken or will take will prevent misappropriation of our and our subsidiaries’ intellectual property. From time to time, we or our subsidiaries may have to resort to litigation to enforce our and our subsidiaries’ intellectual property rights, which could result in substantial costs and diversion of our resources.

The Company may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, and defending patents, trademarks and design rights on all of the Company’s product candidates throughout the world would be prohibitively expensive. The Company has filed (i) patent applications and/or obtained patents in Japan, United and Europe, (ii) trademark applications and/or obtained trademark in Japan, Europe, United States, United Arab Emirates, Qatar, Egypt, India, Singapore, Malaysia, Hong Kong, Macau, China, South Africa and Ethiopia and (iii) design rights application and/or obtained design rights in

Japan, United States and China. Competitors may use the Company’s technologies in jurisdictions where it has not obtained patent protection to develop their own products and their products may compete with products of the Company.

If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets, design rights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, existing Japanese legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and our rights may be challenged by third parties. The laws of countries other than Japan may be even less protective of our intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave our employment to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed. From time to time, we have initiated lawsuits to protect our intellectual property and other proprietary rights. Pursuing these claims is time consuming and expensive and could adversely impact our results of operations.

In addition, affirmatively defending our intellectual property rights and investigating whether any of our products or services violate the rights of others may entail significant expense. Our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, then the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we prevail.

Risks Related to Government Regulation

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States.

Although we strive to comply with these laws and regulations, including Civil Aeronautics Law, Road Traffic Law, Radio Law, Product Liability Law, Worker Dispatch Law, and other laws and regulations related to our business, it is possible that regulations will be unexpectedly enacted, amended, or abolished in the future, or that planned deregulation will not proceed as planned. In such cases, if we receive some administrative sanction for violating such laws and regulations, etc., or if excessive legal restrictions are applied in the future, our activities may be restricted, which may affect our business and earnings. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions.

In the jurisdictions where we and our subsidiaries plan to sell AMVs is subject to an uncertain or lengthy approval process, we cannot predict whether and when regulations will change, and any new regulations may impose onerous requirements and restrictions with which we and our subsidiaries, the AMVs and potential customers may be unable to comply. As a result, we and our subsidiaries may be limited in, or completely restricted from, growing business in the foreseeable future.

We operate in a new and rapidly evolving industry, which is subject to extensive legal and regulatory requirements. As described below, in the jurisdictions relevant to us, the use and delivery of our AMVs are, and in the near future are expected to continue to be, subject to an uncertain or lengthy approval process. We are unable to estimate the average length of time required to obtain the applicable regulatory approvals due to the nascent nature of AMV-related regulations and the lack of relevant precedents. For example, we are not aware of any operator having been granted all required approvals for the operation of AMVs in Japan, the United States or elsewhere. We cannot predict when these regulations will change, and any new regulations may impose onerous requirements and restrictions.

As we sell our AMV products internationally, we face challenges in quickly and sufficiently familiarizing ourselves with foreign regulatory environments and policy frameworks. If any new regulation is put in place, or a different interpretation of existing regulation is adopted, our ability to manufacture, market, sell or operate our AMVs or to advertise or deliver air mobility solutions in general may be limited or otherwise affected. Failure to comply with applicable regulations or to obtain, maintain or renew the necessary permits, licenses, registrations or certificates could cause delays in, or prevent us from, manufacturing, marketing, selling and operating our AMVs products, meeting product demand and expectations, introducing new products or expanding our service coverage, and could materially and adversely affect our operation results. If we are found to be in violation of applicable laws or regulations, we could be subject to administrative punishment, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our AMVs and mobility solutions are subject to safety standards, and the failure to satisfy such mandated safety standards or failure to design, manufacture and operate safe and high-performance AMVs and related operating systems and infrastructure would have a material adverse effect on our business and operating results.

Sales of our AMVs must comply with applicable standards in the market where they are sold, including standards on design, manufacturing and operation. In Japan, for example, certain components of our AMVs must pass various tests and meet criteria specified in product safety guideline issued by the Ministry of Economy, Trade and Industry in Japan. We have met the applicable requirements in the guideline and obtained approval of export with Certificate of Non-applicability. Currently, there are 193 members or contracting states in the International Civil Aviation Organization (“ICAO”), which is governed by the ICAO Council, which is composed of 36 member states including the United States. Pursuant to ICAO policy we believe that our product will not be considered an aircraft in the United States. However, the future commercial use of our product in the United States may be restricted by various regulations at the federal and state levels, as well as private regulations, such as the prohibition of private mobility near airports, which may prevent the use of our product.

Future changes in laws and regulations may also make it impossible to use our product in the ways that are currently planned. Although the United States is a member of the ICAO Council, in the United States, the FAA oversees the safety of aircraft operations in the national airspace system and has the authority to grant airworthiness certificates and related exemptions to unmanned aircraft systems. If we fail to have our AMVs satisfy applicable aerial vehicle standards in any jurisdiction where we operate, our business and operating results would be adversely affected. To achieve a high level of safety assurance, we have also established our own AMV safety standards. While we are committed to producing safe and high-quality products, there can be no assurance that our safety technology will be effective in preventing incidents related to product safety, such as accidents involving our AMVs. Failure to ensure the safe operation of our AMVs will affect our reputation and the sales of our AMVs, which will ultimately adversely affect our business operation and financial results.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct our business or sell our products, including the Japanese anti-corruption laws and regulations, the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. The Japanese anti-corruption laws and regulations prohibit bribery to government agencies, state or government owned or controlled enterprises or entities, to government officials or officials that work for state or government owned enterprises or entities, as well as bribery to non-government entities or individuals. There is uncertainty in connection with the implementation of Japanese anti-corruption laws. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

We have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. We have also entered into joint ventures and/or other business partnerships with government agencies and state-owned or affiliated entities. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

Risks Related to Indebtedness

Our wholly owned subsidiary’s substantial indebtedness could have important adverse consequences and adversely affect our financial condition.

Our wholly owned subsidiary AERWINS Inc. has a significant amount of indebtedness. As of December 31, 2022 and December 31, 2021, AERWINS Inc. had total indebtedness of $9,868,899 and $16,640,338, respectively.

Our level of debt could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates, limiting our flexibility in planning for and reacting to changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.

We may be unable to generate sufficient cash flow to satisfy the significant debt service obligations of our subsidiaries, which could have a material adverse effect on our business, financial condition results of operations, and cash flows.

Our ability to make principal and interest payments on and to refinance the indebtedness of our subsidiaries will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments, we may need to refinance all or a portion of the indebtedness of our subsidiaries on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements may also restrict us from affecting any of these alternatives. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

General Risks

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the AMV industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit.

If economic conditions in key markets for our AMVs continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to purchase our AMVs and delay prospective customers’ purchasing decisions, all of which could harm our operating results.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Our actual operating results may differ significantly from our guidance and projections.

From time to time, we may provide forward looking estimates regarding our future performance that represent management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward looking information is to provide a basis for our management to discuss its business outlook with stakeholders. Forward looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of its forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance or projections in making investment decisions.

Risks Related to Ownership of Our Securities

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing its securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of its securities (generally 400 public holders).

If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expects our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•

a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock at an attractive price due to a number of factors such as those listed in this Risk Factors section and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of the Company’s competitors;

•	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by the Company or its competitors;

•	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	announcements of estimates by third parties of actual or anticipated changes in the size of the Company’s customer base or the level of customer engagement;

•	any significant change in the Company’s management;

•	changes in general economic or market conditions or trends in the Company’s industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;

•

additional shares of the Company’s securities being sold or issued into the market by the Company or any of the existing stockholders or the anticipation of such sales, including if the Company issues shares to satisfy restricted stock unit related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;

•	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

•	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

•	the development and sustainability of an active trading market for the Company’s common stock;

•	actions by institutional or activist stockholders;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Company’s common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of the Company’s common stock at a price greater than what you paid for it.

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Company’s common stock will be at the sole discretion of the Company’s board of directors. The Company’s board of directors may take into account general and economic conditions, the Company’s financial condition and results of operations the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s board of directors may deem relevant. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your common stock for a price greater than that which you paid for it.

The Company’s stockholders may experience dilution in the future.

The percentage of shares of the Company’s common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that the Company may grant to its directors, officers and employees, exercise of the Company’s warrants. Such issuances may have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s common stock.

We have no committed source of financing. Wherever possible, we may attempt to use non-cash consideration to satisfy obligations or obtain financing. Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute the common stock book value, and that dilution may be material.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iii) the end of the fiscal year during which the fifth anniversary of our initial public offering (which closed on August 13, 2021) occurs.

Until such time, however, we cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

The company may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous for the Company’s warrant holders.

The company will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. If and when the public warrants become redeemable by the Company, the Company may exercise its redemption right if there is a current registration statement in effect with respect to the shares of the Company’s common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our securities holders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s audit process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is not currently considered “penny stock” since it is listed on Nasdaq, if we are unable to maintain that listing and our common stock is no longer listed on Nasdaq, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

We believe we will be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•

had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•

in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•

in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required to, and may not, include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws, each as amended, contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	providing that a special meeting of the stockholders may only be called by a majority of the board of directors;

•

providing that directors may be removed prior to the expiration of their terms by the affirmative vote of the holders of not less than 2/3 of the voting power of the issued and outstanding stock entitled to vote; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Prior to the closing of the Business Combination, the Company’s executive offices were located at 643 Ilalo Street, Honolulu, Hawaii 96813 and its telephone number was (808) 892-6611. The Company agreed to pay Mehana Equity LLC, its sponsor at the time, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. For the year ended December 31, 2022, and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $47,096, respectively, under this agreement. Upon completion of our Business Combination, the Company ceased paying these monthly fees.

After the closing of the Business Combination, our headquarters is located at Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan 105-0011, where we lease and occupy our office space with an aggregate floor area of approximately 340 square meters from unrelated third parties under operating lease agreements. Our manufacturing and shipping facility is located at 1-2-11 Fukamidai, Yamato-shi, Kanagawa. Our testing facilities is located at 72 Misawa, Minobu-cho, Minami Koma-gun, Yamanashi.

As of the date of this Annual Report on Form 10-K we do not currently own any of our facilities. The following table shows the location of our primary leased facilities, the name of the entity leasing the building, the annual rent, approximate square footage, primary use, and lease expiration date.

We believe that our existing facilities are generally adequate to meet our current needs, but we expect to seek additional space as needed to accommodate our future growth. There are no major facilities currently inactive. Annual rent below does not include consumption tax.

Name of Firm (Location)	Name of company lending	Primary Use	Annual rent (Thousands of yen and US dollars)	Approximate Size in Square Meters	Lease Expiration Date
Head Office
(Shibakoen, Minato-ku, Tokyo)	Mori Trust Co.	Head office	16,694 yen (approximately $115.36 USD)	340.64	March 31, 2024
Noda Firm
(Noda City, Chiba Prefecture)	Amenix Co.	Data Center	8,040 yen (approximately $55.56 USD)	1,001.00	December 13, 2024
Hiratsuka Firm
(Hiratsuka City, Kanagawa Prefecture)	Mitsuwa Chemical Co.	Data Center	3,360 yen (approximately $23.21 USD)	195.96	August 31, 2023
Kawaguchi Firm
(Kawaguchi City, Saitama Prefecture)	Shioka Kiko Co.	Data Center	2,880 yen	166.16	August 10, 2025
Yamato Technology Center			(approximately $19.90 USD)
(Yamato City, Kanagawa Prefecture)	Omiya Warehouse Co.	R&D & Experimentation; Manufacturing; Shipping	22,418 yen (approximately $154.90 USD)	1,273.03	October 31, 2025
Minobu Testing Center
(Minobu City, Yamanashi Prefecture)	Minobu City	Testing Center	1,850 yen (approximately $12.78 USD)	3,720	April 30, 2025

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.

To the knowledge of the Company’s management team prior to the closing of the Business Combination, at December 31, 2022, there was no litigation pending or contemplated against the Company or any of its officers or directors in their capacity as such or against any of its property.

After the closing of the Business Combination, and currently there are no legal proceedings pending against the Company or any of our officers or directors in their capacity as such or any of our property which, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the closing of the Business Combination, until February 3, 2023, the Company’s units, public shares and public warrants were traded on the Nasdaq Capital Market under the symbols “PONOU,” “PONO” and “PONOW,” respectively. The Company’s units commenced public trading on August 11, 2021, and the Company’s public shares and public warrants commenced separate public trading on October 8, 2021. Effective February 3, 2023, the Company’s units ceased trading.

After the closing of the Business Combination, our common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW” on February 6, 2023. The closing price of our common stock on Nasdaq on March 27, 2023 was $0.82 and the closing price of our warrants on Nasdaq on March 27, 2023 was $0.07.

Holders

As of the date of this Annual Report on Form 10-K, March 31, 2023, there were 82 holders of record of our common stock and 56,139,855 shares of common stock issued and outstanding. As of the date of this Annual Report on Form 10-K, March 31, 2023, there were 4 holders of record of our public warrants and 9,188,749 public warrants issued and outstanding.

The number of record holders does not include beneficial owners of common stock or warrants whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock and warrants is Continental Stock Transfer & Trust Company, a New York corporation. Continental Stock Transfer & Trust Company, is located at 1 State St 30th floor, New York, NY 10004 and their phone number is (212) 509-4000.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the Special Meeting of stockholders on January 27, 2023, our shareholders approved the AERWINS Technologies Inc. 2022 Equity Incentive Plan (the “Plan”). Under the Plan, 10,089,442 shares of common stock are authorized under the Plan. As of March 31, 2023, there were no shares issued under the Plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the year ended December 31, 2022 and to date involving unregistered issuances and redemption of our common equity securities.

On July 29, 2022, the Company entered into a Private Placement Unit Purchase Agreement, dated August 10, 2022, between the Company and Mehana Capital LLC (“Mehana Capital”), pursuant to which

Mehana Capital purchased an aggregate of 115,000 placement units, each consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Placement Units”), creating proceeds to the Company of $1,150,000 to be deposited into trust. Pursuant to the Private Placement Unit Purchase Agreement, on August 10, 2022, the Company completed the private sale of an aggregate of 115,000 Placement Units at a purchase price of $10.00 per Placement Unit in a private placement (the “Private Placement”) intended to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Act.

On November 9, 2022, the Company entered into a Private Placement Unit Purchase Agreement (the “Mehana Agreement”), dated November 9, 2022, between the Company and Mehana Capital LLC (“Mehana Capital”) an affiliate of the Sponsor, pursuant to which Mehana Capital purchased an aggregate of 57,500 placement units, each consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Placement Units”), creating proceeds to the Company of $575,000 to be deposited into trust. On November 9, 2022, the Company entered into a Private Placement Unit Purchase Agreement (the “AERWINS Agreement”, and together with the Mehana Agreement, the “Purchase Agreements”), dated November 9, 2022, between the Company and AERWINS, Inc., previously named AERWINS Technologies, Inc., (“AERWINS”) pursuant to which AERWINS purchased an aggregate of 57,500 Placement Units, creating proceeds to the Company of $575,000 to be deposited into trust. Pursuant to the Purchase Agreements, the Company completed the private sale of an aggregate of 115,000 Placement Units at a purchase price of $10.00 per Placement Unit in a private placement (the “Private Placement”) intended to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Act.

On January 23, 2023 (the “Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., (“YA”), pursuant to which, among others things, the Company agreed to issue to YA shares with aggregate value equal to one million dollars, as a commitment fee. In the SEPA, YA represented that, among other things, it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The securities to be issued as the commitment fee to YA ar3e in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

At the closing of the Business Combination, the Company issued an aggregate of 150,000 shares of common stock to Boustead Securities, LLC, in partial satisfaction of fees due to them in connection with the Business Combination. Boustead Securities, LLC represented that, it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act. The securities were issued and sold by the Company to Boustead Securities, LLC in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

At the closing of the Business Combination, a warrant holder of AERWINS, Inc. received warrants to purchase 469,291 shares of the Company’s common stock. The securities were issued by the Company in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

Holders of 11,328,988 shares of the Company’s common stock prior to the merger, sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a price of $10.50 per share.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary AERWINS, Inc., a Delaware corporation and its wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”) is the developer and manufacturer of air mobility platform, COSMOS (Centralized Operating System for Managing Open Sky), and the XTURISMO Limited Edition Hoverbike. All references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI, except that references to the “Company” “we,” “us,” or “Pono” in this Item 7 refer to Aerwins Technologies Inc. f/k/a Pono Capital Corp.

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 13, 2021, we consummated an initial public offering. On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pono Capital Corp was treated as the acquired company and AERWINS, Inc. was treated as the acquirer for financial statement reporting purposes.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the SEC. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination, unless otherwise noted. For additional information on the Business Combination please see the section titled “Recent Developments” on page 47 of this Annual Report on Form 10-K. For additional information on the corporate history of our Company please see the section titled “Corporate History” on page 70 of this Annual Report on Form 10-K.

Results of Operations

The Company neither engaged in any operations nor generated any revenues as of December 31, 2022. Our only activities for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) to

December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. The Company did not generate any operating revenues before the completion of the Business Combination. The Company did generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. As of December 31, 2022 the Company incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $2,732,973, which resulted from a gain on fair value of warrant liability of $3,612,764, dividend income on investments held in the Trust Account in the amount of $1,702,524, and a gain on fair value of the Sponsor Working Capital Loan of $17,400, partially offset by formation and operating costs of $2,102,272, franchise tax expense of $200,000, income tax expense of $289,122, and interest expense of $8,321.

For the period from February 12, 2021 (inception) through December 31, 2021, we had net income of $4,585,547 which consisted of a gain on change in fair value of warrant liabilities of $5,621,902, bank incentive of $5 and interest income on marketable securities held in our Trust Account of $3,213 offset by formation and operational costs of $413,230, franchise tax expenses of $120,647 and transaction costs allocated to warrant liabilities of $505,696.

Going Concern, Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities was $1,233,766, which was due to the change in fair value of the warrant liability of $3,612,764 and interest and dividend income on the investments held in the Trust Account of $1,702,524, and change in fair value of the Sponsor Working Capital Loan of $17,400, partially offset by net income of $2,732,973, changes in working capital of $1,357,628, and interest expense of $8,321.

For the period from February 12, 2021 (inception) through December 31, 2021, net cash used in operating activities was $459,012, which was due to the change in fair value of warrant liability of $5,621,902, and interest earned on marketable securities held in the Trust Account of $3,213, partially offset by net income of $4,585,547, offering costs allocated to warrants of $505,696, changes in working capital of $74,631, and formation costs paid by a stockholder in the form of a capital contribution of $229.

For the year ended December 31, 2022, net cash used in investing activities was $2,170,000, which was due to investment of cash into the Trust Account of $2,300,000, partially offset by proceeds from the Trust Account used to pay taxes of $130,000.

For the period from February 12, 2021 (inception) through December 31, 2021, net cash used in investing activities was $116,725,000 due to investment of cash into the Trust Account.

For the year ended December 31, 2022, net cash provided by financing activities was 3,260,000 due to $960,000 received from the issuance of a Sponsor Working Capital Loan and $2,300,000 in proceeds from the sale of private placement units.

For the period from February 12, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $117,521,607 due to proceeds received from the issuance of Class B common stock to the Sponsor of $25,000, proceeds from sale of Units, net of underwriting discount paid of $113,050,000, proceeds from sale of private placement units of $5,216,750, partially offset by payment of offering costs of $770,143.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $193,829 and $337,595 in cash and no cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management has determined that liquidity conditions and the mandatory business combination deadline raised substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which ended on February 13, 2023, or one year after the date that the consolidated financial statements are issued had the Business Combination not been consummated. The closing of the Business Combination on February 3, 2023 alleviated the above mentioned conditions.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On March 22, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and was payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the IPO. On August 17, 2021, the Company repaid the outstanding balance under the Promissory Note. The Company no longer has the ability to borrow under the Note.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a business combination, our Sponsor agreed that it may have provided us with a loan of up to $1,500,000 as required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans were agreed to either be repaid upon the consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans were able to be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a business combination did not close, the Company may have used a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Sponsor Working Capital Loans. On April 1, 2022, we drew $110,000 from the Sponsor Working Capital Loan with our Sponsor. On May 24, 2022, we drew down another $65,000 on the same Sponsor Working Capital Loan. On July 16, 2022, there was an additional draw for $35,000. On August 8, 2022 the Company drew down another $85,000. On September 12, 2022 there was another draw for $175,000. On October 27, 2022, the Company drew $215,000 from the Sponsor Working Capital Loan with the Sponsor. On December 13, 2022 the Company drew $275,000 from the Sponsor Working Capital Loan with the Sponsor. As of December 31, 2022, there was $960,000 outstanding under the Sponsor Working Capital Loan. On January 27, 2023, the Company drew $170,000 from the Sponsor Working Capital Loan with the Sponsor.

Underwriting Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter was entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the

Initial Public Offering upon closing of the Business Combination, or $3,450,000. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On August 13, 2021, the underwriter had given the Company an abatement of $350,000. The total cash underwriting fee was $1,950,000 and the deferred underwriting fee was $3,450,000. Upon the closing of the Business Combination, the Company paid $3,000,000 of the deferred underwriting fee.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 — Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Sponsor Working Capital Loans

The Company accounts for the sponsor working capital loans under ASC 815. The Company has made the election under ASC 815-15-25 to account for the sponsor working capital loans under the fair value option. Using the fair value option, the sponsor working capital loans are required to be recorded at their initial fair value on the date of issuance, and each reporting period thereafter. Given the potential equity component of this sponsor working capital loan, it was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of consolidated operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the sponsor working capital loan are recognized as non-cash gains or losses in the consolidated statement of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements as of January 1, 2022 or for the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements for the years ended December 31, 2022 and December 31, 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Aerwins Technologies Inc. (f/k/a Pono Capital Corp)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aerwins Technologies Inc. (f/k/a Pono Capital Corp) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021
,
and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used
and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Boston, MA
March 31, 2023

AERWINS TECHNOLOGIES INC.
(F/K/A PONO CAPITAL CORP)
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$193,829	$337,595
Prepaid expenses	25,750	171,837

Total Current Assets	219,579	509,432
Marketable Securities held in Trust Account	120,600,737	116,728,213

Total Assets	$120,820,316	$117,237,645

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$720,507	$—
Accrued expenses and other current liabilities	386,701	125,821
Income tax payable	159,122	—
Franchise tax payable	200,000	120,647
Sponsor Working Capital Loan	150,000	—

Total Current Liabilities	1,616,330	246,468

Deferred underwriter fee payable	3,450,000	3,450,000
Warrant liability	643,213	4,243,039

Total Non-Current Liabilities	4,093,213	7,693,039

Total Liabilities	5,709,543	7,939,507

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 11,500,000 shares at redemption value of $10.45 and $10.15 per share at December 31, 2022 and 2021, respectively	120,141,615	116,725,000
Stockholders’ Deficit
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 751,675 and 521,675 shares issued and outstanding at December 31, 2022 and 2021, respectively (excluding 11,500,000 shares subject to possible redemption)	3	1
Class B common stock, $0.000001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	3	3
Additional paid-in capital	—	—
Accumulated deficit	(5,030,848)	(7,426,866)

Total Stockholders’ Deficit	(5,030,842)	(7,426,862)

Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$120,820,316	$117,237,645

The accompanying notes are an integral part of these financial statements.

AERWINS TECHNOLOGIES INC.
(F/K/A PONO CAPITAL CORP)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the Period from February 12, 2021 (inception) through December 31, 2021
Formation and operating costs	$2,102,272	$413,230
Franchise tax expenses	200,000	120,647

Loss from Operations	(2,302,272)	(533,877)

Other Income (Expense)
Bank incentive	—	5
Interest earned on marketable securities held in trust account	—	3,213
Interest expense	(8,321)	—
Dividends earned on marketable securities held in Trust Account	1,702,524	—
Gain on change in fair value of Sponsor Working Capital Loan	17,400	—
Change in fair value of warrant liability	3,612,764	5,621,902
Offering costs allocated to warrants	—	(505,696)

Other Income	5,324,367	5,119,424

Income before income taxes	3,022,095	4,585,547
Income tax expense	(289,122)	—

Net Income	$2,732,973	$4,585,547

Weighted average shares outstanding of Class A common stock	12,083,113	5,223,819

Basic and diluted net income per common stock	$0.18	$0.62

Weighted average shares outstanding of Class B common stock	2,875,000	2,205,882

Basic and diluted net income per common stock	$0.18	$0.62

The accompanying notes are an integral part of these financial statements.

AERWINS TECHNOLOGIES INC.
(F/K/A PONO CAPITAL CORP)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	521,675	$1	2,875,000	$3	$—	$(7,426,866)	$(7,426,862)
Proceeds received in excess of initial fair value of Sponsor Working Capital Loan	—	—	—	—	792,600	—	792,600
Sale of Placement Units	230,000	2	—	—	2,299,998	—	2,300,000
Initial fair value of private warrant liability	—	—	—	—	(12,938)	—	(12,938)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(3,079,660)	(336,955)	(3,416,615)
Net income	—	—	—	—	—	2,732,973	2,732,973

Balance — December 31, 2022	751,675	$3	2,875,000	$3	$—	$(5,030,848)	$(5,030,842)

The accompanying notes are an integral part of these financial statements.

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	3	24,997	—	25,000
Capital contribution	—	—	—	—	229	—	229
Sale of Public Units	11,500,000	12	—	—	114,999,988	—	115,000,000
Class A Common Stock subject to possible redemption	(11,500,000)	(12)	—	—	(114,999,988)	—	(115,000,000)
Sale of Placement Units	521,675	1	—	—	5,216,749	—	5,216,750
Initial fair value of private warrant liability	—	—	—	—	(437,816)	—	(437,816)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(16,815,322)	—	(16,815,322)
Re-classification	—	—	—	—	12,011,163	(12,011,163)	—
Adjustment of offering cost	—	—	—	—	—	(1,250)	(1,250)
Net income	—	—	—	—	—	4,585,547	4,585,547

Balance as of December 31, 2021	521,675	$1	2,875,000	$3	$—	$(7,426,866)	$(7,426,862)

The accompanying notes are an integral part of these financial statements.

AERWINS TECHNOLOGIES INC.
(F/K/A PONO CAPITAL CORP)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from February 12, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income	$2,732,973	$4,585,547
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(1,702,524)
Formation costs paid by stockholder in form of capital contribution	—	229
Interest earned on marketable securities held in Trust Account	—	(3,213)
Offering costs allocated to warrants	—	505,696
Interest expense	8,321	—
Change in fair value of Sponsor Working Capital Loan	(17,400)	—
Change in fair value of warrant liability	(3,612,764)	(5,621,902)
Changes in operating assets and liabilities:
Prepaid expenses	146,087	(171,837)
Accounts payable	720,507	—
Accrued expenses and other current liabilities	252,559	125,821
Income tax payable	159,122	—
Franchise tax payable	79,353	120,647

Net cash used in operating activities	(1,233,766)	(459,012)

Cash flows from investing activities:
Investment of cash into Trust Account	(2,300,000)	(116,725,000)
Proceeds from Trust Account to pay income tax	130,000	—

Net cash used in investing activities	(2,170,000)	(116,725,000)

Cash flows from financing activities:
Proceeds from Sponsor Working Capital Loan	960,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	—	113,050,000
Proceeds from sale of Placement Units	2,300,000	5,216,750
Payment of offering costs	—	(770,143)

Net cash provided by financing activities	3,260,000	117,521,607

Net Change in Cash	(143,766)	337,595
Cash — Beginning of period	337,595	—

Cash — End of period	$193,829	$337,595

Supplemental disclosure of non-cash investing and financing activities
Remeasurement of Class A common stock to redemption amount	$3,416,615	$—
Proceeds in excess of initial fair value of working capital loan	$792,600	$—
Initial measurement of Placement Warrants	$12,938	$—
Deferred underwriting fee payable	$—	$3,450,000
Initial Classification of Class A common stock subject to redemption	$—	$116,725,000
Proceeds from promissory note and repayment	$—	$186,542
Supplemental cash flow information
Cash paid for income taxes	$130,000	$—
The accompanying notes are an integral part of these financial statements.

AERWINS TECHNOLOGIES INC. (F/K/A PONO CAPITAL CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN
Aerwins Technologies, Inc. f/k/a Pono Capital Corp (the “Company” or “Pono”) was a blank check company incorporated in Delaware on
February 12, 2021
 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 13, 2021, we consummated an initial public offering. On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned
subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc. The Company was an emerging growth company and, as such, the Company was subject to all of the risks associated with emerging growth companies.
As of December 31, 2022, the Company had not engaged in any operations nor generated any revenues. The Company’s only activities for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (as defined below) and identifying a target company for a Business Combination. The Company did not generate any operating revenues until after the completion of its initial Business Combination. The Company generates non-operating
income in the form of investment income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor was Mehana Equity LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 3) (the “Initial Public Offering”). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.
Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 469,175 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,691,750 (the “Private Placement”) (see Note 4).
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

A total of $116,725,000, comprised of the proceeds from the Initial Public Offering and the proceeds of Private Placements that closed on August 13, 2021 and August 18, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders.
Transaction costs of the Initial Public Offering amounted to $6,168,893, consisting of $1,950,000 of underwriting fees, $3,450,000 of deferred underwriting fees (see Note 6) and $768,893 of other costs.
Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $823,378 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022 and December 31, 2021, the Company had $193,829 and $337,595 of cash available on the consolidated balance sheets, respectively, and a working capital deficit of $1,396,751 and a working capital surplus of $262,964, respectively.
The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. NASDAQ rules provided that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company would only complete a Business Combination if the post-Business Combination company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There was no assurance that the Company would be able to successfully effect a Business Combination.
The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company sought stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may have sought to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company would have proceeded with a Business Combination only if the Company had net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company sought stockholder approval, a majority of the outstanding shares voted were voted in favor of the Business Combination.
The Company had until February 13, 2023 to consummate a Business Combination. If the Company was unable to complete a Business Combination within 18 months from the closing of the IPO after the election of the Company of two separate three month extensions which, included the deposit of $1,150,000 for each three month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the third amended and restated certificate of incorporation) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”), the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeemed 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceeded to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.
The underwriter had agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company did not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the funds held in the Trust Account that would have been available to fund the redemption of the Public Shares. In the event of such distribution, it was possible that the per share value of the assets remaining available for distribution would have been less than the amount per Unit in the Trust Account (initially $
10.15 per share).
The Sponsor had agreed that it would have been liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company had discussed entering into a transaction agreement, reduced the amounts in the Trust Account to below $10.15 per share (whether or not the underwriters’ over-allotment option was exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not have been responsible to the extent of any liability for such third-party claims. The Company sought to reduce the possibility that the Sponsor would have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company did business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
8-K
filed with the SEC on March 18, 2022.
On August 8, 2022, the Company and Benuvia mutually terminated the Old Merger Agreement pursuant to Section 8.1(a) of the Old Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Old Merger Agreement.
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
Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement, which occurred on February 3, 2023 (the “Closing”), Merger Sub merged with and into AERWINS, with AERWINS continuing as the surviving corporation (the “Surviving Corporation”).
As consideration for the Merger, the holders of AERWINS securities collectively were entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) Six Hundred Million U.S. Dollars ($600,000,000), minus (b) the amount by which the aggregate amount of any outstanding indebtedness (minus cash held by AERWINS) of AERWINS at Closing (the “Closing Net Indebtedness”), minus (c) the amount by which AERWINS’ net working capital is less than $3 million, plus (d) the amount by which AERWINS’ net working capital exceeds $3 million, minus (e) specified transaction expenses of AERWNS associated with the merger, with each AERWINS stockholder receiving, for

each
 share of AERWINS common stock held, a number of shares of the Company common stock equal to (i) the per share consideration, divided by (ii) $10.00. Each outstanding option or warrant to purchase AERWINS common stock was converted into the right to receive an option or warrant to purchase a number of shares of the Company common stock equal to (x) the per share consideration divided by (y) $10.00.
The Merger Consideration otherwise payable to AERWINS stockholders was subject to the withholding of a number of shares of the Company common stock equal to three percent (3.0%) of the Merger Consideration to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration.
The Merger Consideration was subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness, net working capital and transaction expenses as of the closing date. If the adjustment was a negative adjustment in favor of the Company, the escrow agent shall distribute to the Company a number of shares of the Company common stock with a value equal to the absolute value of the adjustment amount. If the adjustment was a positive adjustment in favor of AERWINS, the Company will issue to the AERWINS stockholders an additional number of shares of the Company common stock with a value equal to the adjustment amount.
Going Concern Consideration
As of December 31, 2022 and December 31, 2021, the Company had $193,829 and $337,595 in cash, respectively, and a working capital deficit of $1,396,751 and a working capital surplus of $262,964, respectively. The Company incurred significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic
205-40,
Presentation of Financial Statements — Going Concern, management has determined that liquidity conditions and the mandatory business combination deadline conditions raised substantial doubt about the Company’s ability to continue as a going concern within the earlier of the Combination Period, which ended on February 13, 2023, or one year after the date that the consolidated financial statements are issued had the Business Combination not been consummated. The closing of the Business Combination on February 3, 2023 alleviated the above mentioned conditions.
Risks and Uncertainties
Management continued to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have had a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact was not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of the target business with which the Company ultimately consummates a Business Combination, could have been materially and adversely affected. Further, the Company’s ability to consummate a transaction could have been dependent on the ability to raise equity and debt financing which could have been impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being available on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination was not determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1
% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded
non-U.S.
corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company was a Delaware corporation and its securities traded on the Nasdaq Stock Exchange, the Company was considered a “covered corporation” within the meaning of the Inflation Reduction Act.

While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there was significant risk that the Excise Tax would apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to the third amended and restated certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may have made a transaction with us less appealing to potential business combination targets, and thus, potentially hindered our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 was uncertain, and could impact the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates made by the Company include those pertaining to the valuation of the warrant liabilities and working capital loan.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $193,829 and $337,595 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
As of December 31, 2022 and December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Dividends earned on investments held in the Trust Account are included in Dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. At December 31, 2022 and December 31, 2021, the investments held in the Trust Account totaled $120,600,737 and $116,728,213, respectively.
Income Taxes
The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 —
Income Taxes
(“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities.
The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate from continuing operations was 9.6% for the year ended December 31, 2022, and 0.0% for the period from February 12, 2021 (inception) through December 31, 2021.
See Note 8 for additional information on income taxes for the periods presented.
Class A Common Stock Subject to Possible Redemption
All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s third amended and restated certificate of incorporation. In accordance with ASC 480 D istinguishing Liabilities from Equity
(“ASC 480”), conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001
. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit.
As of December 31, 2022 and December 31, 2021, 11,500,000 shares of Class A Common Stock outstanding are subject to possible redemption.
As of December 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the consolidated balance sheets are reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(9,427,125)
Class A common stock issuance costs	(5,663,197)
Plus:
Remeasurement of carrying value to redemption value	16,815,322

Redeemable Class A Common Stock as of December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	3,416,615

Redeemable Class A Common Stock as of December 31, 2022	$120,141,615
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Net Income Per Common Share
Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 9,188,756 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the Period from February 12, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,207,686	$525,287	$3,224,096	$1,361,451

Denominator:
Basic and diluted weighted average shares outstanding	12,083,113	2,875,000	5,223,819	2,205,882
Basic and diluted net income per share	$0.18	$0.18	$0.62	$0.62

Offering Costs associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Warrant Liabilities
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
Derivatives and Hedging
—
Contracts in Entity’s Own Equity
(“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Fair Value of Financial Instruments
The Company applies ASC Topic 820,
Fair Value Measurement
(“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. The fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
See Note 9 for additional information on assets and liabilities measured at fair value.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Sponsor Working Capital Loans
The Company accounts for the Sponsor Working Capital Loans (defined below in Note 5) under ASC 815. The Company has made the election under ASC
815-15-25
to account for the Sponsor Working Capital Loans under the fair value option. Using the fair value option, the Sponsor Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of consolidated operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as non-cash
gains or losses in the consolidated statement of operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of December 31, 2022 and December 31, 2021.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic
470-20)
and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU
2020-06
effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements as of January 1, 2022 or for the year ended December 31, 2022.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
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
NOTE 4. PRIVATE PLACEMENT
Following the closing of the Initial Public Offering and the sale of the Over-allotment Option Units, the Sponsor purchased an aggregate of 521,675 Placement Units at a price of $10.00 per Placement Unit for an aggregate purchase price of $5,216,750.

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital LLC (“Mehana Capital”), an affiliate of the Sponsor to extend the Combination Period for an additional three months (the “August Extension”), as described in Note 1. Mehana Capital purchased an aggregate of 115,000 Placement Units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant (as defined below) entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, creating proceeds to the Company of $1,150,000 which was deposited into the trust account.
On November 9, 2022, the Company received an additional $1,150,000 in funding, of which $575,000 was from Mehana Capital and $575,000 was from AERWINS, to further extend the Combination Period for an additional three months to February 13, 2023 (the “November Extension”), as described in Note 1. Mehana Capital purchased an additional 57,500 Placement Units and AERWINS purchased 57,500 Placement Units, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form
8-K
filed with the SEC on November 10, 2022. Each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant (as defined below) entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share.
The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 22, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock included an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.
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
Promissory Note — Related Party
On March 22, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. Upon IPO, the Company had borrowed $186,542 under the Note. On August 17, 2021, the outstanding balance owed under the Note was repaid in full. The Company no longer has the ability to borrow under the Note.
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
On September 23, 2021, the Company entered into a Sponsor Working Capital Loan in the amount of up to $1,500,000. During the year ended December 31, 2022, the Company received proceeds of $960,000. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may be convertible into units at the option of the Sponsor at a price of $10.00 per unit. The unit would be identical to the Placement Units. Using the fair value option, the Sponsor Working Capital Loan is required to be recorded at its’ initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the Sponsor Working Capital Loan and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as a non-cash
gain or loss in the consolidated statement of operations. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $92,000 at initial measurement. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $150,000 at December 31, 2022.
Extension Private Placements
If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months from the date of the Initial Public Offering, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the third amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $1,150,000 ($0.10 per Unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 ($0.10 per Unit).
On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital, from the August Extension. Mehana Capital purchased an aggregate of 115,000 Placement Units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form
8-K
filed with the SEC on August 10, 2022.

On November 9, 2022, the Company received an additional $1,150,000 in funding, of which $575,000 was from Mehana Capital and $575,000 was from AERWINS, from the November Extension. Mehana Capital purchased an additional 57,500 Placement Units and AERWINS purchased 57,500 Placement Units, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form
8-K
filed with the SEC on November 10, 2022.
The proceeds from the sale of the Placement Units from both the August Extension and the November Extension were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the Placement Warrants, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.
Administrative Support Agreement
The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Equity LLC, the Sponsor, $10,000 per month for these services during the
18-month
period to complete a Business Combination. The Sponsor has agreed to pay for the formation cost of $229 and waived to seek reimbursement from the Company for such cost. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $47,096, respectively, under this agreement.
NOTE 6. COMMITMENTS
Registration Rights
The holders of the founder shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the Units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $2,300,000. In addition, the underwriters are entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering upon closing of the Business Combination, or $3,450,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred stock
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2022 and December 31, 2021, there were 751,675 and 521,675 shares of Class A common stock issued and outstanding, respectively, excluding 11,500,000 shares of Class A Common Stock outstanding subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 22, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding and were held by the Sponsor. Effective as of April 15, 2021, the Sponsor transferred 100,000 shares of Class B common stock among the chief financial officer and the three independent directors. On December 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one
basis.
Warrants
— In accordance with the guidance contained in ASC
815-40,
the warrants issued in the Initial Public Offering do not meet the criteria for equity treatment thereunder, and therefore each warrant must be recorded as a liability. The Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.
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
Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
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
The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their

permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
On December 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants. On December 31, 2022 and December 31, 2021, there were 563,756 and 391,256 Placement Warrants outstanding, respectively.
NOTE 8. INCOME TAX
The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$311,964	$104,959
Net operating loss carryforwards	16,627	29,828

Total deferred tax assets	328,591	134,787
Valuation allowance	(328,591)	(134,787)

Deferred tax liabilities:
Unrealized gain on investments	—	—

Total deferred tax liabilities	—	—

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021 consists of the following:

	For the Year ended December 31, 2022	For the Period from February 12, 2021 (inception) through December 31, 2021
Federal
Current	$289,122	$—
Deferred	(116,642)	(134,787)
State
Current	—	—
Deferred	(77,162)	—
Change in valuation allowance	193,804	134,787

Income tax provision	$289,122	$—

As of December 31, 2022, the Company has US federal and Hawaii state operating loss carry forwards of $0 and $328,864, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $193,804 and $134,787, respectively.
A reconciliation of the federal income tax rate are as follows:

	For the Year ended December 31, 2022	For the Period from February 12, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(2.6)%	0.0%
Change in fair value of derivative warrant liabilities	(25.1)%	(25.1)%
Non-deductible transaction costs	9.9%	2.3%
Change in valuation allowance	6.4%	1.8%

Income tax provision	9.6%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by these various taxing authorities.
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Marketable securities held in Trust Account:	$120,600,737	$120,600,737	$—	$—
Liabilities
Public Warrants	$603,750	$—	$603,750	$—
Placement Warrants	$39,463	$—	$39,463	$—
Sponsor Working Capital Loan	$150,000	$—	$—	$150,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Marketable securities held in Trust Account:	$116,728,213	$116,728,213	$—	$—
Liabilities
Public Warrants	$4,052,888	$4,052,888	$—	$—
Placement Warrants	$190,151	$—	$—	$190,151
As of December 31, 2022 and December 31, 2021, assets held in the Trust Account were $120,600,737 and $116,728,213 in a mutual fund invested in U.S. Treasury Securities, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from February 12, 2021 (inception) to December 31, 2021. During the year ended December 31, 2022, the Public Warrants transferred from a Level 1 measure to Level 2 due to minimal observable market activity. During the year ended December 31, 2022, the Private Warrants transferred from a Level 3 measure to a Level 2 measure as the fair value of the Public Warrants approximates the fair value of the Placement Warrants.
On October 1, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded from the effective date of the Company’s Prospectus, August 10, 2021. Once actively traded, the observable input originally qualified the liability for treatment as a Level 1 liability. As such, as of December 31, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 2 (based on observed trading volume) and Level 1, respectively.
On April 1, 2022, the Company entered into the Sponsor Working Capital Loan. Given the potential equity component of this Sponsor Working Capital Loan, it was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. As such, as of December 31, 2022, the Company classified the Sponsor Working Capital Loan as Level 3.
The estimated value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement from the initial measurement through December 31, 2021 was $4,052,888, and the estimated value of the Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement from the initial measurement through December 31, 2022 was $31,238, as presented in the changes in fair value of Level 3 warrant liabilities table below.

	Warrants	Working Capital Loans
Fair value as of February 12, 2021 (inception)	$—	$—
Initial measurement on August 13, 2021 (Level 3)	9,864,941	—
Change in fair value	(5,621,902)	—
Transfer to Level 1	(4,052,888)	—

Fair value as of December 31, 2021	$190,151	$—

	Warrants	Working Capital Loans
Fair value as of December 31, 2021	$190,151	$—
Initial measurement of draw on Sponsor Working Capital Loan on April 1, 2022	—	23,000
Initial measurement of draw on Sponsor Working Capital Loan on May 24, 2022	—	13,000
Change in fair value of Placement Warrants through June 30, 2022	(166,676)	—
Initial measurement of draw on Sponsor Working Capital Loan on July 16, 2022	—	7,000
Initial measurement of draw on Sponsor Working Capital Loan on August 8, 2022	—	13,600
Initial measurement of Placement Warrants issued on August 10, 2022	7,763	—
Initial measurement of draw on Sponsor Working Capital Loan on September 12, 2022	—	35,400
Transfer to Level 2 of Placement Warrants at September 30, 2022	(31,238)	—
Initial measurement of draw on Sponsor Working Capital Loan on October 27, 2022	—	33,000
Initial measurement of draw on Sponsor Working Capital Loan on December 13, 2022	—	42,400
Change in fair value of Sponsor Working Capital Loan	—	(17,400)

Fair value as of December 31, 2022	$—	$150,000

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte-Carlo Simulation. As of December 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 2 measurement due to minimal observable market activity and a Level 1 measurement due to the use of an observable market quote in an active market, respectively.
The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at December 31, 2022 included the Placement Warrants. The estimated fair value of the derivative Placement Warrant liabilities as of December 31, 2021 was determined using Level 3 inputs. Inherent in a binomial Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs of the Placement Warrants as of their measurement dates:

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

The Sponsor Working Capital Loan was valued using a Black-Scholes method that is adjusted for the estimated probability of the Company completing a Business Combination, which is considered to be a Level 3 fair value measurement. The estimated fair value of each draw of the Sponsor Working Capital Loan was based on the following significant inputs:

	As of December 31, 2022	As of December 13, 2022 (Initial Measurement)	As of October 27, 2022 (Initial Measurement)	As of September 12, 2022 (Initial Measurement)	As of August 8, 2022 (Initial Measurement)	As of July 16, 2022 (Initial Measurement)	As of May 24, 2022 (Initial Measurement)	As of April 1, 2022 (Initial Measurement)
Unit price	$10.40	$10.29	$10.23	$10.12	$10.10	$10.10	$10.08	$10.38
Conversion price	$10.00	$10.00	$10.00	$10.00	$10.00	$10.00	$10.00	$10.00
Expected term	0.1	0.2	0.3	0.2	0.3	0.3	0.4	0.5
Unit volatility	12.6%	7.8%	9.2%	5.2%	1.4%	5.9%	5.5%	14.0%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%
Risk free rate	4.2%	4.1%	4.2%	2.9%	2.7%	2.5%	1.2%	1.1%
Discount rate	6.2%	6.1%	6.4%	5.7%	6.3%	8.5%	5.0%	4.4%
Probability of completing initial Business Combination	15%	15%	15%	20%	16%	20.0%	20%	20%
Fair value of Sponsor Working Capital Loan	$150,000	$42,400	$33,000	$35,400	$13,600	$7,000	$13,000	$23,000
The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,612,764 and $5,621,902 in the consolidated statements of operations during the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, respectively. The Company recognized a gain on the change in fair value of Sponsor Working Capital Loan of $17,400 in the consolidated statement of operations for the year ended December 31, 2022. The aggregate amount by which the cash proceeds from the draws on the Sponsor Working Capital Loan was in excess of the fair value on the initial measurement dates of $792,600 is reflected as a contribution to additional paid-in
capital during the year ended December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than those subsequent events described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 19, 2023, the parties to the Merger Agreement entered into that certain Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”), which provides that instead of seven (7) directors to be appointed to the Company’s board of directors upon the closing of the Business Combination, the parties will appoint five (5) directors to the board of directors.
On January 24, 2023, the Company transferred $159,122 of interest income from the Trust Account to its operating account in order to pay income taxes.
On January 27, 2023, the Company drew $170,000 from the Sponsor Working Capital Loan with the Sponsor.
On January 27, 2023 at 10:00 a.m. Pacific Time, the Company held a Special Meeting of Stockholders (the “Pono Special Meeting”) at which the Company’s stockholders voted on and approved the following proposals, as set forth below, each of which is described in detail in the definitive proxy statement (the “Proxy Statement”) filed with the SEC on January 4, 2023, which was first mailed by the Company to its stockholders on or about January 5, 2023.
To approve and adopt the Merger Agreement, by and among the Company, Merger Sub, AERWINS, the representative of the stockholders of the Company named therein, and the representative of the stockholders of AERWINS named therein, and approve the transactions contemplated thereby, including the merger of Merger Sub with and into AERWINS continuing as the surviving corporation and a wholly-owned subsidiary of Pono.
To provide that the name of the Company shall be changed to “AERWINS Technologies Inc.”
To remove and change certain provisions in the Company’s third amended and restated certificate of incorporation related to the Company’s status as a special purpose acquisition company, including but not limited to the deletion of Article IX of the Company’s third amended and restated certificate of incorporation in its entirety.
Conditioned upon the approval of Proposals 2 and 3, to approve the proposed fourth amended and restated certificate of incorporation, which includes the approval of all other changes in the proposed fourth amended and restated certificate of incorporation in connection with replacing the existing third amended and restated certificate of incorporation with the proposed fourth amended and restated certificate of incorporation as of the effective time.
To consider and vote upon a proposal to elect seven (7) directors to serve on the board of directors effective from the consummation of the Business Combination until the 2023 annual meeting of stockholders and until their respective successors are duly elected and qualified.
To consider and vote upon a proposal to adopt the AERWINS Technologies Inc. Equity Incentive Plan (the “Equity Incentive Plan”), and the issuance of common stock equal to
15
% of the fully diluted and as converted amount of common stock to be outstanding immediately following consummation of the Business Combination, if such plan is approved in accordance with this incentive plan proposal. Under the Equity Incentive Plan, 10,089,442 shares of common stock were authorized.
To consider and vote upon a proposal to approve, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of up to 60,000,000 newly issued shares of common stock in the Business Combination, which amount will be determined as described in more detail in the accompanying proxy statement/prospectus.

To consider and vote upon a proposal to adjourn the Pono Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Pono Special Meeting, there are not sufficient votes to approve the Business Combination proposal, the charter amendment proposals, the director election proposal, the incentive plan proposal, or the Nasdaq proposal.
Pursuant to the Merger Agreement, at the closing of the Merger Agreement and the transactions contemplated by the Merger Agreement, which occurred on February 3, 2023, Merger Sub merged with and into AERWINS, Inc., with AERWINS, Inc. continuing as the surviving corporation.
On February 3, 2023, following the approval at the Pono Special Meeting, Merger Sub, consummated a merger (the “Merger”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), pursuant the Merger Agreement, by and among the Company, Merger Sub, AERWINS, the Sponsor in its capacity as the representative of the stockholders of the Company, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS (“Seller Representative”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby were approved and completed. At the closing on February 3, 2023 of the Business Combination pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS with AERWINS surviving the Merger as a wholly-owned subsidiary of the Company, and the Company changed its name to “AERWINS Technologies Inc.” The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, The Company was treated as the acquired company and AERWINS, Inc. was treated as the acquirer for financial statement reporting purposes.
Lock-up
Agreements
In connection with the Business Combination, certain stockholders of AERWINS and certain of AERWINS’ officers and directors (such stockholders, the “Company Holders”) entered into a lock-up
agreement (the
“Lock-up
Agreement”) pursuant to which they will be contractually restricted, during the
Lock-up
Period (as defined below), from selling or transferring any of (i) their shares of AERWINS common stock held immediately following the Closing and (ii) any of their shares of AERWINS common stock that result from converting securities held immediately following the Closing (the
“Lock-up
Shares”). The
“Lock-up
Period” means the period commencing at Closing and end the earliest of: (a) six months from the Closing (or, in the case of Shuhei Komatsu, AERWINS’ Chief Executive Officer, thirty months from the Closing), (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $13.00, $15.00, and $17.00.
The Sponsor is subject to a
lock-up
pursuant to a letter agreement (the “Sponsor
Lock-up
Agreement”), entered into at the time of the Initial Public Offering, among the Company, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up
beginning on the Closing and end the earliest of: (a) six months from the Closing, (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $
12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $13.00, $15.00, and $17.00.

Indemnification Agreements
On February 7, 2023, AERWINS entered into indemnification agreements, with each of AERWINS directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements will require AERWINS, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Non-Competition
and
Non-Solicitation
Agreements
Following execution of the Merger Agreement, certain significant stockholders of AERWINS entered into non-competition
and
non-solicitation
agreements (the
“Non-Competition
and
Non-Solicitation
Agreements”), pursuant to which they agreed not to compete with the Company, AERWINS and their respective subsidiaries during the two-year
period following the Closing and, during such
two-year
restricted period, not to solicit employees or customers or clients of such entities. The
Non-Competition
and
Non-Solicitation
Agreements also contain customary
non-disparagement
and confidentiality provisions.
Purchaser Support Agreement
Simultaneously with the execution of the Merger Agreement, the Purchaser Representative entered into a support agreement (the “Purchaser Support Agreement”) in favor of the Company and AERWINS and their present and future successors and subsidiaries. In the Purchaser Support Agreement, the Purchaser Representative agreed to vote all equity interests in the Company in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions. The Purchaser Support Agreement also prevents the Purchaser Representative from transferring its voting rights with respect to equity interests in the Company or otherwise transferring equity interests in the Company prior to the meeting of the Company’s stockholders to approve the Merger Agreement and related transactions, except for certain permitted transfers.
Voting Agreement
Simultaneously with the execution of the Merger Agreement, certain stockholders of AERWINS entered into a voting agreement (the “Voting Agreement”) in favor of the Company and AERWINS and their present and future successors and subsidiaries. In the Voting Agreement for certain stockholders of AERWINS, they each agreed to vote all of their AERWINS stock interests in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions. The Voting Agreement also prevents them from transferring their voting rights with respect to their AERWINS stock or otherwise transferring their AERWINS stock prior to the AERWINS approval of the Merger Agreement and related transactions, except for certain permitted transfers.
Executive Employment Agreements
On February 3, 2023, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Shuhei Komatsu (Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (Chief Product Officer) and Kensuke Okabe (Chief Financial Officer).
The Employment Agreements all provide for
at-will
employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Mr. Komatsu, Mr. Ito, Mr. Miura, and Mr. Okabe provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for a base salary of $200,000, $200,000
,

$
200,000 and $200,000 for Mr. Komatsu, Mr. Ito, Mr. Miura and Mr. Okabe, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee.
Option Award Agreements
On February 3, 2023, the Company entered into option award agreements (the “Option Award Agreements”) with executive officers: Shuhei Komatsu (Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (Chief Product Officer) and Kensuke Okabe (Chief Financial Officer).
The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

•	Shuhei Komatsu — 1,525,196 options at an exercise price of $0.00015 per share of common stock

•	Taiji Ito — 703,937 options at an exercise price of $0.00015 per share of common stock

•	Kazuo Miura — 739,916 options at an exercise price of $0.00015 per share of common stock

•	Kensuke Okabe — 469,291 options at an exercise price of $0.00015 per share of common stock
Stock Purchase Agreement
On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 3,196,311 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 5,000,000 Public Shares upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Public Shares, and the Public Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form
S-4
(Registration
No. 333-268625)
which was declared effective by the Securities and Exchange Commission on January 13, 2023.
Standby Equity Purchase Agreement
On January 23, 2023 (the “Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., (“YA”). The Company and its successors will be able to sell up to one hundred million dollars in aggregate gross purchase price of the Company’s Public Shares at the Company’s request any time during the 36 months following the date of the SEPA’s entrance into force. The shares would be purchased at 96% or 97% (depending on the type of notice) of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP of the Common Shares during the three consecutive trading days commencing on the advance notice date, other than the daily VWAP on any excluded days. “VWAP” means, for any trading day, the daily volume weighted average price of the Common Shares for such trading day on the principal market during regular trading hours as reported by Bloomberg L.P.
Pursuant to the SEPA, the Company is required to register all shares which YA may acquire. The Company agreed to file with the Securities and Exchange Commission (the “SEC”) a Registration Statement (as defined in the SEPA) registering all of the shares of common stock that are to be offered and sold to YA pursuant to the SEPA. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. The Company may not issue more than 19.99
% of its shares issued and outstanding as of the Effective Date without first receiving shareholder approval for such issuances, unless such additional shares may be issued consistent with the rules and regulations of the Nasdaq Stock Market. Pursuant to the SEPA, the use of proceeds from the sale of the shares by the Company to YA shall be used by the Company in the manner as will be set forth in the prospectus included in the Registration Statement (and any post-effective amendment thereto) and any prospectus supplement thereto filed pursuant to the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA, a structuring fee in the amount of $
15,000, and, on the Effective Date, the Company agreed to issue to YA shares with aggregate value equal to one million dollars, as a commitment fee.
YA has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our common stock during any time prior to the public disclosure of the SEPA. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the
36-month
anniversary of the Effective Date or (ii) the date on which the YA shall have made payment of Advances (as defined in the SEPA) pursuant to the SEPA for the Common Shares equal to the Commitment Amount (as defined in the SEPA).

Pursuant to the terms of the Merger Agreement, the Merger Consideration was approximately $600 million. In connection with the Pono Special Meeting, holders of 11,328,988 shares of the Company’s common stock sold in its Initial Public Offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a price of $10.50 per share, for an aggregate payment from the Company’s trust account of approximately $118.9 million. Effective February 3, 2023, the Company’s units ceased trading, and effective February 6, 2023, AERWINS’ common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW.”
After taking into account the aggregate payment in respect of the redemption, the Company’s trust account had a balance immediately prior to the Closing of $1,795,997
. Such balance in the trust account was used to pay
t
ransaction expenses and other liabilities of the Company, pay certain transaction expenses of AERWINS, with the remaining being deposited in AERWINS cash account.
In connection with the Business Combination, a warrant holder of AERWINS received 469,291 shares of AERWINS common stock as Merger Consideration as set forth in the Merger Agreement. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.
At the closing of the Business Combination, AERWINS issued an aggregate of 150,000 shares of common stock to Boustead Securities, LLC, in partial satisfaction of fees due to them in connection with the Business Combination. Boustead Securities, LLC represented that, it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act. The securities were issued and sold by AERWINS to Boustead Securities, LLC in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
As of the Closing: public stockholders own approximately
0.3
% of the outstanding shares of AERWINS common stock; the Sponsor and its affiliates own approximately
6.7
% of the outstanding shares of AERWINS common stock and AERWINS’s former security holders collectively own approximately
93.0
% of the outstanding shares of AERWINS common stock.
On February 6, 2023, AERWINS Technologies Inc., entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Vault Investments LLC, an investment and consulting company registered in Dubai and based in the United Arab Emirates (“U.A.E.”) which is involved in investment consultancy and fundraising services (“VAULT”). Pursuant to the Joint Venture Agreement, the parties agreed to set forth and define each other’s roles, responsibilities and obligations to develop the ALI business solutions in the U.A.E. and Gulf Cooperation Counsel (“GCC”) region. The GCC includes Saudi Arabia, Kuwait, the United Arab Emirates, Qatar, Bahrain, and Oman. Pursuant to the Joint Venture Agreement, ALI and VAULT agreed to establish a new joint venture company in Dubai, U.A.E. (the “JV Entity”) which will be the official partner and supplier of the ALI business solutions and products for the UAE and GCC region.

Pursuant to the Joint Venture Agreement, VAULT agreed, together with its strategic partners, to start a technical and financial analysis of the XTURISMO Limited Edition product and different business solutions of ALI (the “Products”), and present it to potential investors and partners in the U.A.E. and GCC region, and to introduce potential investors, partners and clients to ALI, as well as draft contracts and negotiate fees and structure the business set up of the JV Entity as well as to draft and negotiate contracts and memorandums of understanding for the different business opportunities provided, for VAULT or its affiliated companies or companies that are referred to by VAULT to invest in the JV Entity and to select and facilitate office and factory locations.
Pursuant to the Joint Venture Agreement, ALI agreed to be responsible for providing any technical, financial, strategic and corporate documents to VAULT to assist with VAULT’s duties under the Joint Venture Agreement and further agreed to be responsible for the fee payments to VAULT under the Joint Venture Agreement, and be ready, willing and able to open the JV Entity in the U.A.E. with VAULT and to transfer to the JV Entity selected IP and technology (the “IP”) as a substitute of capital with the parties agreeing that the IP can be still also be used by ALI and its affiliates and for ALI to be ready, willing and able to attend any meeting, physical or virtual with VAULT to be presented to potential investors, partners of clients introduced by VAULT.
Pursuant to the Joint Venture Agreement, the parties also agreed to create a working group to be called the VAULT and ALI Development Committee to review, evaluate and analyze existing documents related to business opportunities, consisting of three (3) members from VAULT and three (3) members from ALI.
Pursuant to the Joint Venture Agreement, the parties agreed that all costs and expenses in connection with the negotiations, preparation, execution and performance under the Joint Venture Agreement will be borne by the JV Entity. The parties also agreed that the JV Entity will be structured to be owned 49% by ALI and 51% by VAULT, with the terms and conditions of the JV Entity to be discussed and agreed on separately between the parties and to be evidenced under a memorandum of association when forming the JV Entity.
Additionally, the parties agreed that ALI will be the sole supplier of the parts necessary to manufacture the Products and that ALI will be entitled to receive 5% of the total sales of the JV Entity as a software license fee and VAULT will be entitled to receive 5% of the total sales of the JV Entity as consulting fees.
The term of the Joint Venture Agreement is for a period of three (3) months after the completion of the first phase of consultancy under the Joint Venture Agreement, and thereafter if agreed between the parties may continue for an additional twelve (12) months from the date of which either party gives written notice of termination of the Joint Venture Agreement to the other party. Any disagreements under the Joint Venture Agreement are to be settled by an arbitration committee formed by the parties to consist of two (2) members and a chairman which will be nominated and approved by the two (2) members and by each party respectively.
On February 27, 2023, AERWINS Technologies Inc., entered into a loan agreement with Shuhei Komatsu, the Company’s Chief Executive Officer (the “Loan Agreement”). The Loan Agreement was approved by AERWINS Technologies Inc.’s Board of Directors and Compensation Committee on February 26, 2023.
Pursuant to the Loan Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,469,400 US Dollars based on a conversion rate of $0.007347 US Dollar for each $1 yen as of February 27, 2023) (the “Loan”). The maturity date of the Loan under the Loan Agreement is April 15, 2023 (the “Maturity Date”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date.
If any of the following events occur while the Loan is outstanding, the Loan will become immediately due and payable together with all interest thereon: (i) if payment is suspended or bankruptcy proceedings are initiated against A.L.I., (ii) if A.L.I. initiates legal proceedings related to debt reorganization involving court intervention or when facts are recognized as having occurred that payment has been suspended, (iii) if provisional seizure, preservation seizure, seizure order, or delinquent disposition is received by A.L.I., (iv) if A.L.I. is delayed in make any payments under the Loan Agreement, (v) if A.L.I. violates any provisions of the Loan Agreement or

(vi) upon the occurrence of any equivalent reasons requiring the preservation of the right to claim arise in addition to the foregoing.
Pursuant to the Agreement, if A.L.I. does not timely repay the Loan in accordance with the terms of the Loan Agreement, the interest rate on the Loan will increase to 14.6% per annum until the full payment is made. Under the Loan Agreement, for any litigation arising under the Loan Agreement, regardless of the amount or claim, the exclusive court of jurisdiction will be the Tokyo District Court.
On March 20, 2023, Shuhei Komatsu resigned from his positions as Chief Executive Officer and Director and Chairman of the Board of AERWINS Technologies Inc. Mr. Komatsu previously served as AERWINS Technologies Inc.’s Chief Executive Officer and a Director and Chairman of AERWINS Technologies Inc. since February 3, 2023.
On March 20, 2023, AERWINS Technologies Inc.’s Board of Directors appointed Taiji Ito to serve as Chief Executive Officer of AERWINS Technologies Inc. Mr. Ito also serves as AERWINS Technologies Inc.’s Global Markets Executive Officer and as a Director of AERWINS Technologies Inc., and has served in such capacities since his appointment to those positions on February 3, 2023.
On March 22, 2023, AERWINS Technologies Inc.’s Board of Directors appointed Daisuke Katano to fill the vacancy on its Board of Directors created upon Mr. Komatsu’s resignation to serve as a Director of AERWINS Technologies Inc., and on the same date also appointed Mr. Katano to serve as AERWINS Technologies Inc.’s Chief Operating Officer.
On March 22, 2023, AERWINS Technologies Inc.’s Board of Directors appointed Marehiko Yamada to serve as the Chairman of the Board of Directors. Mr. Yamada was appointed as an independent director of AERWINS Technologies Inc. on February 3, 2023. On March 22, 2023, AERWINS Technologies Inc.’s Board of Directors also appointed Mike Sayama to serve as the Vice-Chair of the Board of Directors. Dr. Sayama was appointed as an independent director of AERWINS Technologies Inc. on February 3, 2023. On March 22, 2023, AERWINS Technologies Inc.’s Board of Directors also appointed Kensuke Okabe to serve as Secretary of AERWINS Technologies Inc. Mr. Okabe was appointed as AERWINS Technologies Inc.’s Chief Financial Officer on February 3, 2023.
On March 17, 2023, AERWINS Technologies Inc., entered into a Memorandum of Understanding (the “MOU”) with Outsourcing Inc. (“OSI”). Pursuant to the MOU, OSI agreed to invest up to 300,000,000 yen (approximately $2.3 million USD) (the “Investment”) in a planned joint venture (“JVC”) between AERWINS Technologies Inc., either directly or through A.L.I. Technologies Inc. with Vault Investments LLC (“Vault”).
OSI is only required to make the Investment in the JVC, if the following conditions are met by April 30, 2023:

1)	The JVC is established with the investment of AERWINS Technologies Inc., Vault and OSI;

2)	The terms and conditions of the shareholders’ agreement or the investment agreement have been negotiated between AERWINS Technologies Inc., Vault and OSI and executed (the “Definitive Agreement”); and

3)	In the Definitive Agreement, Vault must be obligated to invest in the JVC.
Pursuant to the MOU, if OSI becomes obligated to make the Investment in the JVC, the currency of the Investment and base date for the exchange rate will be determined in the Definitive Agreement.
The MOU is effective from the date of entry until April 30, 2023 (the “Term”). Pursuant to the MOU, If the Definitive Agreement is not executed by the end of the Term, OSI will not be obligated to make the Investment in the JVC. Pursuant to the MOU, all disputes in connection with the MOU will be settled by arbitration in accordance with the Commercial Arbitration Rules of the Japan Commercial Arbitration Association in Tokyo Japan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our directors hold office until his or her term expires at the next annual meeting of stockholders for such director’s class or until his or her death, resignation, removal or the earlier termination of his or her term of office. Biographical information concerning our directors and executive officers listed above is set forth below.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Position(s)
Taiji Ito	46	Chief Executive Officer, Director and Global Markets Executive Officer
Kensuke Okabe	40	Chief Financial Officer and Secretary
Daisuke Katano	38	Chief Operating Officer and Director
Steve Iwamura	64	Independent Director
Mike Sayama	68	Independent Director and Vice-Chair
Marehiko Yamada	49	Chairman and Independent Director

Executive Officers and Directors

Taiji Ito. Mr. Ito was appointed as the Company’s Chief Executive Officer on March 20, 2023. Mr. Ito was appointed as the Company’s Global Markets Executive Officer and as a member of the Company’s Board of Directors on February 3, 2023. Mr. Ito has served as AERWINS Inc.’s Global Markets – Investor Relations and a member of AERWINS Inc.’s Board of Directors since June 15, 2022. Mr. Ito is also a member of the Board of Directors of A. L. I. Technologies since April 2022. From April 1999 to 2002, Mr. Ito served as Associate at Deutsche Bank in Tokyo. From May 2002 to July, 2008, Mr. Ito served as Vice President and thereafter Director at Credit Suisse in Japan and the United States. From August 2008 to April 2022, Mr. Ito served as a founder and CEO at Meta Capital. Mr. Ito has extensive experience in the financial field. Mr. Ito graduated with a bachelor’s degree in Economics from Keio University, Japan. Mr. Ito does not hold, and has not previously held, any directorships in any reporting companies.

Kensuke Okabe. Mr. Okabe was appointed as the Company’s Chief Financial officer on February 3, 2023. Mr. Okabe was appointed as the Secretary of the Company on March 22, 2023. Mr. Okabe has served as AERWINS Inc.’s Chief Financial Officer, Secretary and been a member of AERWINS Inc. Board of Directors since June 15, 2022. Mr. Okabe has also served as the Chief Financial Officer and a member of the Board of

Directors of A. L. I. Technologies since July 1, 2022. From March, 2008 through June, 2022, Mr. Okabe served as a certified public accountant at Ernst & Young ShinNihon LLC. Mr. Okabe was seconded to the International Accounting Standards Board as a technical fellow from April 2019 to March 2021 and the Accounting Standards Board of Japan from July 2017 to March 2019. Before joining Ernst & Young ShinNihon LLC., Mr. Okabe worked for Yamaha Corporation. Mr. Okabe graduated with a bachelor’s degree in Economics from University of Tokyo.

Daisuke Katano. On March 22, 2023, the Company’s Board of Directors appointed Daisuke Katano to fill the vacancy on its Board of Directors created upon Mr. Komatsu’s resignation to serve as a Director of the Company, and on the same date also appointed Mr. Katano to serve as the Company’s Chief Operating Officer. Mr. Katano has been serving as the Chief Executive Officer of A.L.I. since March 2019. Mr. Katano was also a member of the Board of Directors of AERWINS, Inc. from June 15, 2022 to February 3, 2023. Mr. Katano was a member of the Board of Directors of A.L.I. from March 2018 to March 2019. Mr. Katano was a member of the Board of Directors of ASC Tech Agent from December 2019 to March 2022. Mr. Katano was CEO of YCP International Ltd. in UK from 2016 to 2018. Mr. Katano was CEO of YCP Japan from 2014 to 2017. Mr. Katano served as Consultant at The Boston Consulting Group in Japan from 2010 to 2014. Mr. Katano served as Business Producer at Dream incubator from 2007 to 2010. Mr. Katano has over 10 years’ experience in the business consulting field and 5 years of experience in our group. Mr. Katano graduated with a bachelor’s degree in Engineering from University of Tokyo, Japan. Mr. Katano has not previously held any directorships in any reporting companies.

Dr. Mike K. Sayama, Ph.D. Dr. Mike Sayama was appointed as an independent director of the Company on February 3, 2023 and previously served as a director of the Company prior to the Business Combination. Dr. Sayama was appointed as the Vice-Chair of the Company’s Board of Directors on March 22, 2023. Dr. Mike Sayama has been the Director of Strategy of Community First since January 2021. He was formerly the Executive Director since it was established in July 2016. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From October 2013 to December 2018, Dr. Sayama served as a Vice President at Pono Health and was Director of Learning Health Homes, a project where he was responsible for managing the East Hawaii Independent Physicians Association (EHI) and implementing a data platform integrating health plan, hospital, and physician data. Dr. Sayama also facilitated the reorganization of EHI and development of its strategic direction. Community First, a 501(c) 3 non-profit, which serves as a neutral forum for healthcare stakeholders in East Hawaii, grew out of the Learning Health Homes Initiative. From August 1997 to October 2013, Dr. Sayama served as a Vice President of the Hawaii Medical Service Association, first in Health Benefits Management and then in Customer Relations. In the first position, he streamlined preauthorization and appeal processes, including the elimination of preauthorization for inpatient admissions without increase in inpatient utilization. In his second position he established call centers in Hilo which stabilized the call center work force and improved the timeliness and accuracy of customer service. In 2010, he played a key role in obtaining a $16 million Federal Beacon Grant for Hawaii County to develop models for the use of health information technology. From April 2001 to April 2005, Dr. Sayama was a Director on the City Bank Board, and from April 2005 to April 2009, was a Director on the Boards of Central Pacific Bank and Central Pacific Financial Corporation. Regarding education: In May 1975, he received his Bachelor of Arts degree in Psychology from Yale University, and in August 1979, his Master of Arts degree in Clinical Psychology from University of Michigan. In August 1982, Dr. Sayama received his Ph.D. degree in Clinical Psychology from University of Michigan. His community service includes being a Director on the Bay Clinic Board (the Federally Qualified Health Center in East Hawaii) and the Abbot of Chozen-ji, International Zen Dojo.

Steve Iwamura Mr. Steve Iwamura was appointed as an independent director of the Company on February 3, 2023 and previously served as a director of the Company prior to the Business Combination. Mr. Steve Iwamura served as the Partner of Deloitte Touche Tohmatsu LLC from June 1999 to September 2020 based in Osaka, Japan. Mr. Iwamura was transferred to Japan and pioneered cross-border business advisory services to Japanese companies in Kansai. Mr. Iwamura also served foreign entities entering and doing business in Japan, including foreign joint venture agreement and operations, and venture companies seeking to partner with major Japanese companies. During his profession at Deloitte, Mr. Iwamura was responsible for the M&A negotiations and due diligence; forensic investigations on behalf of court-appointed administrators and creditors, documenting recommendations, providing litigation support and prepared testimony; cross-border restructuring and dispositions consulting together with coordinated multi-jurisdictional business planning; dispute resolution, mediation and negotiating settlement agreements; negotiating licensing agreements, distribution agreements and franchise rights; coordinating solutions for foreign venture operations in Japan involving foreign parent companies and major Japan company partners. Mr. Iwamura has been serving as an external advisor of Deloitte Touche Tohmatsu LLC, Osaka since October 2020, where he continues to perform similar services as above on a time limited basis under an annual services contract. From August 1984 to August 1990, Mr. Iwamura served as an Audit Manager of Deloitte & Touche based in Honolulu, Hawaii, where he provided audit services to Japanese subsidiaries in Hawaii. In June 1984, Mr. Iwamura received his BBA degree in Accounting at University of Hawaii.

Marehiko Yamada. Mr. Marehiko Yamada was appointed as an independent director of the Company on February 3, 2023. Mr. Marehiko Yamada was appointed as the Chairman of the Company’s Board of Directors on March 22, 2023. Mr. Marehiko Yamada has served as the Chief Executive Officer and representative director of The Gift Life Inc. since February 2012. Mr. Yamada also founded and served as the Chairman and the representative director of Bridal in Project since December 2002. From January 2010 through December 2012, he served as the Chief Executive Officer of Ole Lyngaard Japan. From August 2000 to August 2022, Mr. Yamada served as an account executive at Deutsche Bank. From April 1997 through August 2000, he served as an account executive at SMBC Nikko Securities Inc. Since February 2022, Mr. Yamada has served as a committee member of the Tokyo Riding Club. Since June 2021, he has served as an outside director of Piece to Peace. Since April 2022, Mr. Yamada has served as an outside director of All Blue Inc. and World Park Inc. Mr. Yamada has extensive experience in the financial field. He received his bachelor’s degree in Economics from Aoyama Gakuin University in Tokyo, Japan in March 1997. Mr. Yamada does not hold, and has not previously held, any directorships in any reporting companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors and of certain board committees. There are currently 3 independent directors on the Company’s Board of Directors who constitute a majority of the Board of Directors. These independent directors are Steve Iwamura, Mike Sayama and Marehiko Yamada. For a discussion of the independent directors on the Company’s board committees please see below section titled “Committees of the Board of Directors.”

Board Diversity Matrix as of March 31, 2023

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		5
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian		5
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Committees of the Board of Directors

Audit Committee

The Company’s audit committee of the board of directors consists of Messrs. Iwamura, Sayama and Yamada. The board of directors has determined each member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of the audit committee is Mr. Iwamura. Mr. Iwamura also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing policies on risk assessment and risk management;

•	reviewing related party transactions;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the Company’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The Company’s compensation committee consists of Messrs. Iwamura, Sayama and Yamada. The board of directors has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Mr. Yamada. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Company’s Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of the Company’s other executive officers;

•	reviewing and recommending to the Company’s board of directors the compensation of the Company’s directors;

•	reviewing the Company’s executive compensation policies and plans;

•

reviewing and approving, or recommending that the Company’s board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for the Company’s executive officers and other senior management, as appropriate;

•	administering the Company’s incentive compensation equity-based incentive plans;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•	if required, producing a report on executive compensation to be included in the Company’s annual proxy statement;

•	reviewing and establishing general policies relating to compensation and benefits of the Company’s employees; and

•	reviewing the Company’s overall compensation philosophy.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Messrs. Iwamura, Sayama and Yamada. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Mr. Sayama.

Specific responsibilities of the nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that the Company’s board of directors approve, nominees for election to the Company’s board of directors;

•	evaluating the performance of the Company’s board of directors and of individual directors;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of the Company’s corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to the Company’s board of directors regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee has ever been an officer or employee of the Company. None of the Company’s executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on the Company’s compensation committee.

Code of Business Conduct and Ethics

On February 3, 2023, the Company adopted a new Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers including those officers responsible for financial reporting. The adoption of the Code of Business Conduct and Ethics did not relate to or result in any waiver, explicit or implicit, of any provision of the previous Code of Conduct. Any waivers under the Code of Business Conduct and Ethics will be disclosed on a Current Report on Form 8-K or as otherwise permitted by the rules of the SEC and Nasdaq.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation, as amended, provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation, as amended, provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the General Corporation Law of the State of Delaware.

On February 7, 2023, the Company entered into indemnification agreements, with each of its directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements will require the Company, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation of the Company Prior to the Business Combination

None of the Company’s executive officers or directors prior to the Business Combination received any cash compensation for services rendered to the Company. None of the Company’s executive officers or directors prior to the Business Combination were granted any stock options or stock appreciation rights or any other awards under long-term incentive plans. At the closing of the Business Combination, the Company’s initial stockholders, executive officers and directors, or any of their respective affiliates prior to the Business Combination were reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Executive Compensation of AERWINS, Inc.

2022 Summary Compensation Table

The following table presents information regarding the compensation paid by A. L. I. Technologies Inc., AERWINS Inc.’s operating subsidiary, to Shuhei Komatsu, AERWINS Inc.’s former Chief Executive Officer, and Kazuo Miura, AERWINS Inc.’s Chief Product Officer, for services rendered to A. L. I. Technologies Inc. during the fiscal years ended December 31, 2022 and 2021. No other executive officers of AERWINS Inc.’s received total compensation in excess of US$100,000.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shuhei Komatsu	2022	67,376	—	—	—	—	—	—	67,376
AERWINS Inc. Former Chief Executive Officer (principal executive officer)	2021	37,326	—	—	—	—	—	—	37,326
Kazuo Miura	2022	156,727	—	—	—	—	—	—	156,727
AERWINS Inc. Former Chief Product Officer	2021	169,333	—	—	—	—	—	—	169,333

Employment Agreements of AERWINS Inc.

AERWINS Inc. has not entered into any employment agreements with its executive officers since its inception.

Executive Compensation of the Company After the Business Combination

Employment Agreements

On February 3, 2023, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (Former Chief Product Officer) and Kensuke Okabe (Chief Financial Officer). The Employment Agreements all provide for at-will employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Mr. Komatsu, Mr. Ito, Mr. Miura, and Mr. Okabe provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for a base salary of $200,000, $200,000, $200,000 and $200,000 for Mr. Komatsu, Mr. Ito, Mr. Miura and Mr. Okabe, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee.

Option Award Agreements

On February 3, 2023, the Company entered into Option Award Agreements (the “Option Award Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (former Chief Financial Officer).

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

•	Shuhei Komatsu - 1,525,196 options at an exercise price of $0.00015 per share of common stock

•	Taiji Ito - 703,937 options at an exercise price of $0.00015 per share of common stock

•	Kazuo Miura - 739,916 options at an exercise price of $0.00015 per share of common stock

•	Kensuke Okabe - 469,291 options at an exercise price of $0.00015 per share of common stock

Equity Incentive Compensation Plan

At the Special Meeting of stockholders on January 27, 2023, our shareholders approved the AERWINS Technologies Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, 10,089,442 shares of common stock (the “Initial Limit”) are authorized under the Equity Incentive Plan for issuance to officers, directors, employees and consultants of the Company. As of March 31, 2023, there were no shares issued under the Equity Incentive Plan.

The Equity Incentive Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants of the Company. The Board anticipates that providing such persons with a direct stake in the Company will assure a closer alignment of the interests of such individuals with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

The Initial Limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in the Company’s capitalization. The maximum aggregate number of shares of common stock of the Company that may be issued upon exercise of incentive stock options under the Equity Incentive Plan shall not exceed the Initial Limit, as adjusted. Shares underlying any awards under the Equity Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the Equity Incentive Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares that may be issued as incentive stock options.

The Equity Incentive Plan contains a limitation whereby the value of all awards under the Equity Incentive Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $1,000,000 for the first calendar year a non-employee director is initially appointed to the Company’s board of directors, and $750,000 in any other calendar year.

The Equity Incentive Plan will be administered by the Company’s compensation committee pursuant to the terms of the Equity Incentive Plan. The plan administrator, which initially will be the compensation committee of the Company, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Equity Incentive Plan. The plan administrator may delegate to a committee consisting of one or more officers of the Company, including the Chief Executive Officer of the Company, the authority to awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act and not members of the delegated committee, subject to certain limitations and guidelines.

Persons eligible to participate in the Equity Incentive Plan will be officers, employees, non-employee directors and consultants of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion.

The Equity Incentive Plan permits the granting of both options to purchase common stock of the Company intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the Equity Incentive Plan will be non-qualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Non-qualified options may be granted to any persons eligible to receive awards under the Equity Incentive Plan. The option exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the common stock of the Company on the date of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the option exercise price must be paid in full either in cash, by certified or bank check or other instrument acceptable to the plan administrator or by delivery (or attestation to the ownership) of shares of common stock of the Company that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law, the exercise price may also be delivered by a broker pursuant to irrevocable instructions to the broker from the optionee. In addition, the plan administrator may permit non-qualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock of the Company, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock of the Company on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

The plan administrator may award restricted shares of common stock of the Company and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified vesting period. The plan administrator may also grant shares of common stock of the Company that are free from any restrictions under the Equity Incentive Plan. Unrestricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant. The plan administrator may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock of the Company.

The plan administrator may grant cash-based awards under the Equity Incentive Plan to participants, subject to the achievement of certain performance goals, including continued employment with the Company.

The Equity Incentive Plan requires the plan administrator to make appropriate adjustments to the number of shares of common stock that are subject to the Equity Incentive Plan, to certain limits in the Equity Incentive Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Except as set forth in a stock award agreement issued under the Equity Incentive Plan, in the event of (i) a transfer of all or substantially all of the Company’s assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of the Company with or into another corporation, entity or person, or (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of Company’s then outstanding capital stock, each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (a) the Company’s continuation of such outstanding stock awards (if the Company is the surviving corporation); (b) the assumption of such outstanding stock awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (d) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); or (e) the opportunity for participants to exercise the stock options prior to the occurrence of the corporate transaction and the termination (for no consideration) upon the consummation of such corporate transaction of any stock options not exercised prior thereto.

The Equity Incentive Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon or after a “Change in Control” (as defined in the Equity Incentive Plan) as may be provided in the award agreement for such stock award or as may be provided in any other written agreement between the Company or any affiliate and the participant, but in the absence of such provision, no such acceleration will occur.

Participants in the Equity Incentive Plan are responsible for the payment of any federal, state or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of common stock of the Company to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

The Equity Incentive Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution or pursuant to a domestic relations order; however, the plan administrator may permit the transfer of non-qualified stock options by gift to an immediate family member, to trusts for the benefit of family members, or to partnerships in which such family members are the only partners.

The plan administrator may amend or discontinue the Equity Incentive Plan and the plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the Equity Incentive Plan will require the approval of the Company’s stockholders. Generally, without shareholder approval, (i) no amendment or modification of the Equity Incentive Plan may reduce the exercise price of any stock option or the strike price of any stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the shareholder approval rules of the applicable securities exchange.

All stock awards granted under the Equity Incentive Plan will be subject to recoupment in accordance with any clawback policy that Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the U.S. Dodd-

Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Company’s board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the Company’s board determines necessary or appropriate. No recovery of compensation under such a clawback policy will be an event giving rise to a right to resign for “good reason” or “constructive termination” (or similar term) under any agreement with the Company.

No awards may be granted under the Equity Incentive Plan after the date that is ten years from the Equity Incentive Plan effective fate.

Director Compensation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of AERWINS Technologies’ common stock as of March 31, 2023 by:

•	each person known by AERWINS Technologies to be the beneficial owner of more than 5% of any class of AERWINS Technologies’ common stock;

•	each of AERWINS Technologies’ officers and directors;

•	all executive officers and directors of AERWINS Technologies.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 56,139,855 shares of common stock outstanding as of March 31, 2023. The table below includes the common stock underlying the Private Placement Warrants held or to be held by Sponsor because these securities exercisable within sixty (60) days.

Unless otherwise indicated, AERWINS Technologies believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is c/o of the Company at Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan 105-0011.

Name and Address of Beneficial Owners†	Number of Shares Beneficially Owned	% of Class(1)
Directors and Executive Officers
Daisuke Katano	2,344,741	4.18%
Kensuke Okabe(3)	469,291	*
Taiji Ito(4)	703,937	1.24%
Mike K. Sayama	15,000	*
Steve Iwamura	15,000	*
Marehiko Yamada	—	—%
All named executive officers and directors as a group 6 persons	3,547,969	6.30%
Greater than 5% Holders:
Mehana Equity LLC (the “Sponsor”)(6)	3,989,806	7.04%
Dustin Shindo(6)	3,989,806	7.04%
Shuhei Komatsu(2)	15,187,425	26.34%

*	Less than 1.0%
(1)	Percentages are based on 56,139,855 shares of AERWINS Technologies’ common stock outstanding following the consummation of the Business Combination.
(2)	Includes 1,525,196 shares of common stock underlying options held by Shuhei Komatsu.
(3)	Includes 469,291 shares of common stock underlying options held by Kensuke Okabe.
(4)	Includes 703,937 shares of common stock underlying options held by Taiji Ito.
(5)

Mehana Equity LLC, the Sponsor, is the record holder of the securities reported herein. Dustin Shindo, our former Chairman, is the managing member of the Sponsor. By virtue of this relationship, Mr. Shindo may be deemed to share beneficial ownership of the securities held of record by the Sponsor. Mr. Shindo disclaims any such beneficial ownership except to the extent of his pecuniary interest. These shares include (i) 391,256 shares of common stock issuable upon exercise of warrants held by Mehana Equity LLC (ii) 129,375 shares of common stock issuable upon exercise of warrants held by Mehana Capital LLC (iii) 3,296,675 shares held by Mehana Equity LLC and (iv) 172,500 shares held by Mehana Capital, LLC.

(6)	Includes 90,739 shares held by DK MANAGEMENT CO., LTD over which Daisuke Katano exercises voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiary were or are a party, or in which we or our subsidiary were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Audit Committee, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Related Party Transactions

The following sets forth all transactions since the beginning of the Company’s last fiscal year, January 1, 2022 as well as any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest:

Related Party Transactions Prior to the Business Combination

Founder Shares

On March 22, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock included an aggregate of up to 375,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a business combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a business combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a business combination, or earlier, in each case, if, subsequent to a business combination, the Company consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note - Related Party

On March 22, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. Upon IPO, the Company had borrowed $186,542 under the Note. On August 17, 2021, the outstanding balance owed under the Note was repaid in full. The Company no longer has the ability to borrow under the Note.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor agreed to provide the Company with a loan up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may have been converted upon consummation of a business combination into additional Placement Units at a price of $10.00 per Unit. In the event that a business combination dis not close, the Company may have used a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

On September 23, 2021, the Company entered into a Sponsor Working Capital Loan in the amount of up to $1,500,000. During the year ended December 31, 2022, the Company received proceeds of $960,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may have been convertible into units at the option of the Sponsor at a price of $10.00 per unit. The unit would have been identical to the Placement Units. Using the fair value option, the Sponsor Working Capital Loan is required to be recorded at its’ initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the Sponsor Working Capital Loan and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as a non-cash gain or loss in the consolidated statement of operations. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $92,000 at initial measurement. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $150,000 at December 31, 2022.

Extension Private Placements

If the Company anticipated that it may have not been able to consummate the initial business combination within 12 months from the date of the Initial Public Offering, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the third amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial business combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $1,150,000 ($0.10 per Unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible business combination period of 18 months at a total payment value of $2,300,000 ($0.10 per Unit).

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital, from the August Extension. Mehana Capital purchased an aggregate of 115,000 Placement Units of the Company, each unit consists of one share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on August 10, 2022.

On November 9, 2022, the Company received an additional $1,150,000 in funding, of which $575,000 was from Mehana Capital and $575,000 was from AERWINS, Inc. from the November Extension. Mehana Capital purchased an additional 57,500 Placement Units and AERWINS, Inc. purchased 57,500 Placement Units, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on November 10, 2022.

The proceeds from the sale of the Placement Units from both the August Extension and the November Extension were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the Placement Warrants.

Administrative Support Agreement

The Company’s Sponsor had agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Equity LLC, the Sponsor, $10,000 per month for these services during the 18-month period to complete a business combination. The Sponsor agreed to pay for the formation cost of $229 and waived to seek reimbursement from the Company for such cost. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $47,096, respectively, under this agreement.

Related Party Transactions After the Business Combination

Employment Agreements

On February 3, 2023, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (Chief Product Officer) and Kensuke Okabe (former Chief Financial Officer). The Employment Agreements all provide for at-will employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Mr. Komatsu, Mr. Ito, Mr. Miura, and Mr. Okabe provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for a base salary of $200,000, $200,000, $200,000 and $200,000 for Mr. Komatsu, Mr. Ito, Mr. Miura and Mr. Okabe, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee.

Option Award Agreements

On February 3, 2023, the Company entered into Option Award Agreements (the “Option Award Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (Chief Financial Officer).

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

•	Shuhei Komatsu - 1,525,196 options at an exercise price of $0.00015 per share of common stock

•	Taiji Ito - 703,937 options at an exercise price of $0.00015 per share of common stock

•	Kazuo Miura - 739,916 options at an exercise price of $0.00015 per share of common stock

•	Kensuke Okabe - 469,291 options at an exercise price of $0.00015 per share of common stock

Loan Agreement

On February 27, 2023, the wholly owned subsidiary of the Company’s wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) entered into a Loan Agreement with Shuhei Komatsu, the Company’s former Chief Executive Officer (the “Agreement”). The Agreement was approved by the Company’s Board of Directors on February 26, 2023 and by the Company’s Compensation Committee on February 26, 2023. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,469,400 US Dollars based on a conversion rate of $0.007347 US Dollar for each $1 yen as of February 27, 2023) (the “Loan”). The maturity date of the Loan under the Agreement is April 15, 2023 (the “Maturity Date”).    The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date.

If any of the following events occur while the Loan is outstanding, the Loan will become immediately due and payable together with all interest thereon: (i) if payment is suspended or bankruptcy proceedings are initiated against A.L.I., (ii) if A.L.I. initiates legal proceedings related to debt reorganization involving court intervention or when facts are recognized as having occurred that payment has been suspended, (iii) if provisional seizure, preservation seizure, seizure order, or delinquent disposition is received by A.L.I., (iv) if A.L.I. is delayed in make any payments under the Agreement, (v) if A.L.I. violates any provisions of the Agreement or (vi) upon the occurrence of any equivalent reasons requiring the preservation of the right to claim arise in addition to the foregoing. Pursuant to the Agreement, if A.L.I. does not timely repay the Loan in accordance with the terms of the Agreement, the interest rate on the Loan will increase to 14.6% per annum until the full payment is made. Under the Agreement, for any litigation arising under the Agreement, regardless of the amount or claim, the exclusive court of jurisdiction will be the Tokyo District Court.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. There are currently 3 independent directors on the Company’s Board of Directors who constitute a majority of the Board of Directors. These independent directors are Steve Iwamura, Mike Sayama and Marehiko Yamada.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Marcum LLP, for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees (1)	$118,000	$107,000
Audit-Related Fees (2)		—
Tax Fees (3)	6,000	—
All Other Fees (4)		—

Total	$124,000	$107,000

(1)

Audit Fees - This category includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated September 7, 2022, by and among Pono Capital Corp., Pono Merger Sub, Inc. and AERWINS Technologies Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated January 19, 2023, by and among the Pono Capital Corp., Mehana Equity LLC, as Purchaser Representative, AERWINS Inc. and Shuhei Komatsu, as Seller Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Corp. with the SEC on January 19, 2023).

3.1	Fourth Amended and Restated Certificate of Incorporation of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.2	Amended and Restated Bylaws of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

4.1	Warrant Agreement, dated August 10, 2021, by and between Pono Capital Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

Exhibit No.	Description

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Corp. with the SEC on July 8, 2021).

10.1+	Form of AERWINS Technologies Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex C to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.2	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.3	Form of Registration Rights Agreement by certain AERWINS equity holders (included as Exhibit E to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.4	Form of Lockup by certain AERWINS equity holders (included as Exhibit C to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.5	Letter Agreement, dated August 10, 2021, by and among Pono Capital Corp., its officers, directors, and Mehana Equity LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

10.6	Purchaser Support Agreement. (incorporated by reference to 10.4 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.7	Voting Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.8+	Employment Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.9+	Employment Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.9 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.10+	Employment Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.10 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.11+	Employment Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.11 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.12	Form of Non-Competition and Non-Solicitation Agreement (included as Exhibit D to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.13+	Option Award Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.13 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.14+	Option Award Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.14 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.15+	Option Award Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.15 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.16+	Option Award Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.16 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.17	Form of Subscription Agreement dated February 2, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 3, 2023).

10.18	Standby Equity Purchase Agreement dated January 23, 2023 with YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Corp. on January 23, 2023).

10.19	Joint Venture Agreement between A.L.I. Technologies Inc. and Vault Investments LLC dated February 6, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.20	Loan Agreement between A.L.I. Technologies Inc. and Shuhei Komatsu dated February 27, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 2, 2023).

10.21	Memorandum of Understanding with Outsourcing Inc. dated March 17, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 23, 2023).

14.1	Code of Ethics. (incorporated by reference to Exhibit 14.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

21.1	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERWINS Technologies Inc.

Dated: March 31, 2023	By:	/s/ Taiji Ito
Taiji Ito, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023	By:	/s/ Taiji Ito
Taiji Ito, Chief Executive Officer and Director
(principal executive officer)

Dated: March 31, 2023	By:	/s/ Kensuke Okabe
Kensuke Okabe, Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: March 31, 2023	By:	/s/ Daisuke Katano
Daisuke Katano, Chief Operating Officer and Director

Dated: March 31, 2023	By:	/s/ Steve Iwamura
Steve Iwamura, Director

Dated: March 31, 2023	By:	/s/ Mike Sayama
Mike Sayama, Director

Dated: March 31, 2023	By:	/s/ Marehiko Yamada
Marehiko Yamada, Director