Form 10-Q
period 2023-03-31
AERWINS Technologies Inc.
filed 2023-05-23
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-40734

AERWINS TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2049355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan	105-0011
(Address of Principal Executive Offices)	(Zip Code)

+813-6409-6761

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	AWIN	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	AWINW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
N/A

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

There were [56,139,855] shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 12, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about AERWINS Technologies Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Quarterly Report on Form 10-Q are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERWINS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$235,741	$1,278,026
Notes receivable	-	3,488
Accounts receivable, net	795,934	980,688
Others receivable	1,746,985	2,089,921
Advances and prepayments to suppliers	1,568,211	611,959
Inventory	3,687,779	2,687,092
Escrow deposit	-	575,000
Total current assets	8,034,650	8,226,174

Long-term Assets
Property and equipment, net	1,287,113	1,390,547
Intangible assets, net	167,421	150,576
Investment-equity method	955,985	997,470
Operating lease right-of-use assets	577,173	693,474
Long-term loans receivable	106,972	107,735
Other non-current assets	203,221	213,370
Total long-term assets	3,297,885	3,553,172

Total Assets	$11,332,535	$11,779,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans payable	$1,506,592	$-
Accounts payable	4,813,440	3,333,675
Notes payable	1,580,000	-
Others payable	1,317,972	230,060
Accrued expenses	582,040	402,036
Contract liabilities	833,461	1,104,582
Current portion of long-term loans	101,333	54,624
Finance leases liabilities-current	101,856	102,114
Operating leases liabilities-current	254,541	293,710
Other current liabilities	165,561	380,344
Total Current Liabilities	11,256,796	5,901,145

Longer-term liabilities
Long-term loans	3,170,983	3,259,237
Warrant liabilities	556,962	-
Finance leases liabilities-non-current	62,605	87,056
Operating leases liabilities-non-current	323,771	397,720
Other long-term liabilities	180,122	225,284
Total long-term liabilities	4,294,443	3,969,297

Total Liabilities	15,551,239	9,870,442

Stockholders’ Equity (deficit):
Common stock, par value $0.000001, 400,000,000 shares authorized; 56,139,855 and 46,929,065 shares issued and outstanding, respectively	56	47
Preferred stock, par value $0.000001, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Additional Paid-in capital	51,603,397	49,299,343
Retained earnings (Accumulated deficiency)	(54,274,448)	(46,472,904)
Treasury stock	(575,000)	-
Accumulated other comprehensive income (loss)	(972,709)	(917,582)
Stockholders’ Equity (deficit)	(4,218,704)	1,908,904
Total Liabilities and Stockholders’ Equity	$11,332,535	$11,779,346

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2023	2022
	(unaudited)

Revenues	$1,265,883	$2,038,656
Cost of revenues	955,071	1,956,702
Gross profit	310,812	81,954

Operating expenses:
Selling expenses	40,382	7,906
General and administrative expenses	6,222,451	1,508,270
Research and development expenses	2,090,219	2,325,999
Total operating expenses	8,353,052	3,842,175

Loss from operations	(8,042,240)	(3,760,221)

Other income (expenses):
Interest income (expenses), net	(6,847)	(7,466)
Gain (Loss) on foreign currency transaction	(11,005)	46,948
Gain (Loss) on disposal of fixed assets	(9,943)	-
Equity in earnings of investee	6,176	20,773
Other income (expenses), net	262,315	307,963
Total other income	240,696	368,218

Loss before income tax provision	(7,801,544)	(3,392,003)

Income tax expense	-	-

Net loss	$(7,801,544)	$(3,392,003)

Other comprehensive loss:
Foreign currency translation adjustment	(55,127)	(195,256)
Total comprehensive loss	$(7,856,671)	$(3,587,259)

Net loss per common share from continuing operations
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)

Weighted average common shares outstanding
Basic	53,023,366	41,907,613
Effect of dilutive securities
Conversion of option warrants	3,451,984	4,977,392
Diluted	56,475,350	46,885,005

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock 400,000,000 authorized $0.000001 Par Value		Preferred stock 20,000,000 authorized $0.000001 Par Value		Additional Paid-in (Registered)	Retained Earnings (Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2022	41,206,803	$41	-	$-	$32,288,699	$(31,993,085)	$-	$(238,057)	$57,598

Corporate bond conversion	2,034,611	2	-	-	8,399,182	-	-	-	8,399,184

Net income (unaudited)	-	-	-	-	-	(3,392,003)	-	-	(3,392,003)

Other comprehensive income (unaudited)	-	-	-	-	-	-	-	(195,256)	(195,256)

Balances at March 31, 2022 (unaudited)	43,241,414	$43	-	$-	$40,687,881	$(35,385,088)	$-	$(433,313)	$4,869,523

Balance at January 1, 2023	46,929,065	$47	-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

Issuance of common stock prior to the closing of Business Combination	5,000,000	5	-	-	(1,156,124)	-	-	-	(1,156,119)

Reverse recapitalization	3,740,187	4	-	-	(878,120)	-	-	-	(878,116)

Issuance of common stock warrants for services	413,103	0	-	-	4,338,298	-	-	-	4,338,298

Acquisition of treasury stock	57,500	-	-	-	-	-	(575,000)	-	(575,000)

Net income	-	-	-	-	-	(7,801,544)	-	-	(7,801,544)

Other comprehensive income	-	-	-	-	-	-	-	(55,127)	(55,127)

Balances at March 31, 2023	56,139,855	$56	-	$-	$51,603,397	$(54,274,448)	$(575,000)	$(972,709)	$(4,218,704)

* Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,801,544)	$(3,392,003)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expenses	98,541	72,145
Amortization expenses	12,930	13,992
Non-cash lease expense	111,654	109,103
Share-based compensation	3,338,298	-
Change in fair value of warrant liabilities	(86,251)	-
Revert of bad debt expenses	7,392	(731)
Loss on disposal of fixed assets	9,943	-
Equity in earnings of investee	(6,176)	(20,773)

Decrease (Increase) in operating assets:
Accounts receivable	174,308	316,743
Others Receivable	328,912	(353,492)
Prepaid expenses	125,108	7,344
Advances and prepayments to suppliers	(62,211)	(43,630)
Inventory	(1,022,122)	64,688
Other current assets,	-	(10,825)
Other non-current assets	8,659	(1,293)

Increase (Decrease) in operating liabilities:
Accounts payable	74,318	(699,512)
Notes payable	3,731	-
Others payable	1,092,114	29,154
Accrued expenses	183,283	298,105
Deferred revenue	(263,921)	191,962
Operating lease liabilities-current	(37,177)	(6,604)
Other current liabilities	(212,591)	(209,910)
Operating lease liabilities-Non-current	(71,301)	(103,828)
Other non-current liabilities	(43,670)	(49,706)
Net cash provided (used) by operating activities	(4,037,773)	(3,789,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,676)	(19,313)
Purchase of intangible assets	(30,883)	-
Repayment of loans receivable	-	17,189
Net cash (used) by investing activities	(45,559)	(2,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	2,263,446	-
Repayments to loans	(771,375)	(74,163)
Payments for finance leases	(21,185)	(23,704)
Proceeds from reverse recapitalization	1,595,831
Net cash provided (used) by financing activities	3,066,717	(97,867)

Net increase (decrease) in cash and cash equivalents	(1,016,615)	(3,889,062)
Effects of exchange rates change on cash	(25,670)	(354,401)
Cash and cash equivalents at beginning of period	1,278,026	10,020,459
Cash and cash equivalents at end of period	$235,741	$5,776,996

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$6,821	$7,844
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary AERWINS, Inc., a Delaware corporation and its wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”) is the developer and manufacturer of air mobility platform, COSMOS (Centralized Operating System for Managing Open Sky), and the XTURISMO Limited Edition Hoverbike. All refences in this report on Form 10-Q to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI.

Pono Capital Corp Merger

On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc., and this business section primarily includes information regarding the AERWINS’, Inc. business.

The Business Combination was accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). AERWINS was determined to be the accounting acquirer and Pono was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of AERWINS.

On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 3,196,311 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 5,000,000 Public Shares upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Public Shares, and the Public Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 which was declared effective by the Securities and Exchange Commission on January 13, 2023.

On February 3, the Company received from the Business Combination with Pono net cash of $1,595,831. The Company also assumed $25,750 in prepaid expenses, $1,432,603 in other payable, $1,580,000 in notes payable, $643,213 in warrant liabilities, common stock of $9 and additional paid-in capital of $(2,034,244).The notes payable of $1,580,000 were issued to cover the transaction costs and will be paid within the year ending December 31, 2023. As a result of the merger, the Company reclassified escrow deposit of $575,000 to treasury stock.

The total funds from the Business Combination of $1,595,831 was available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono trust and working capital cash	$1,802,594
Cash—Subscription agreement made immediately before the closing	5,000,000
Less: transaction costs and advisory fees	5,206,763
Total funds from the Business Combination	$1,595,831

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended March 31, 2023, the Company has incurred operating losses of $8,042,240 and accumulated deficit of $54,274,448. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company has commenced operations and attempting to generate sufficient revenue, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company applies equity method to the following investment in the entity.

		Percentage of Effective Ownership
Name of entity	Place of Organization	March 31, 2023	December 31, 2022
ASC TECH Agent	Japan	48.81%	48.81%

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2023, the interim consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity (deficiency), and cash flows for the three months ended March 31, 2023 and 2022 and the related notes to such interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long-lived assets, and valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Inventories

Inventories consist principally of raw materials used for rendering computing sharing services and for manufacturing hoverbikes. Work in progress represents the costs incurred to date on unfinished products or services. The costs recognized as work in progress include direct materials, direct labor, and overhead costs that are directly attributable to the production of the unfinished product or service. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method for merchandise. Net realizable value is calculated at estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Loss from inventories written down to net realizable value should be recognized whenever the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes. When inventories have been written down below cost, the reduced amount is to be considered the cost for subsequent accounting purposes.

Fixed assets

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, as more details follow:

	Depreciation Method	Useful Life
Building and building accessories	Straight-line method	8-38 years
Office equipment and furniture	Straight-line method	2-10 years
Software	Straight-line method	5 years
Design right	Straight-line method	7 years
Patent right	Straight-line method	8 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive income (loss).

Lease-Lessee

In accordance with the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) the Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Lease terms of certain operating leases include the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

The Company leases office facilities, office equipment and furniture, and a vehicle, which are classified as operating leases and leases containers, which are classified as a finance lease in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, and finance leases are included in property and equipment, finance lease liabilities, current, and finance lease liabilities, non-current in the consolidated balance sheet.

The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. All operating lease right-of-use assets are reviewed for impairment annually.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The Company has elected the short-term lease exception, and therefore operating lease right-of-use assets and liabilities do not include leases with a lease term of twelve months or less.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Equity Method

We apply the equity method to an investment in unconsolidated entities over which we have the ability to exercise significant influence. We initially record our investments based on the acquisition cost. Under the equity method, the carrying amount of the investment is adjusted to recognize changes in the Company’s share of net assets of the investment.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Black Scholes model.

Foreign Currency Translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of changes in shareholders’ deficit.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Three months ended March 31, (unaudited)		Year ended December 31,
	2023	2022	2022
Current JPY: US$1 exchange rate	132.75	121.44	131.81
Average JPY: US$1 exchange rate	132.44	116.36	131.46

Consolidated Statements of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value and net of a value-added tax (“Consumption Tax”). The Consumption Tax on sales is calculated at 10% of gross sales.

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. Cost of revenues also includes royalty/license payments to vendors, and hosting and infrastructure costs related to the delivery of the Company’s products and services.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses for three months ended March 31, 2023 and 2022 (unaudited) were $40,382 and $7,906, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the three months ended March 31, 2023, Customer C accounts for respectively 29.8% of the Company’s total revenues.

For the three months ended March 31, 2022, Customer A and Customer B accounts for respectively 25.0% and 20.9% of the Company’s total revenues.

As of December 31, 2022, Customer E, Customer F and Customer G accounts for respectively 16.2%, 15.1% and 12.8% of the Company’s total accounts receivable. Customer C, Customer F and Customer J accounts for respectively 37.2%, 18.4% and 10.7% of the Company’s total accounts receivable

For the three months ended March 31, 2023, Vendor A and Vendor B accounts for respectively 29.3% and 25.2% of the Company’s total raw material purchases.

For the three months ended March 31, 2022, Vendor E and Vendor A accounts for respectively 36.9% and 24.6% of the Company’s total raw material purchases.

As of December 31, 2022, Vendor A, Vendor C and Vendor D account for respectively 20.1%, 7.8% and 6.0% of the Company’s total accounts payable. As of March 31, 2023, Vendor A, Vendor B and Vendor C account for respectively 14.8%, 9.9% and 8.8% of the Company’s total accounts payable.

Comprehensive Income or Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying consolidated statements of changes in shareholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common shares were exercised or equity awards vest resulting in the issuance of common shares that could share in the earnings (loss) of the Company.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Income Taxes

Income taxes are accounted for using an asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows ASC 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 31, 2023 (unaudited)	December 31, 2022
Accounts receivable	$803,309	$980,688
Less: allowance for doubtful accounts	(7,375)	-
Accounts receivable, net	$795,934	$980,688

Allowance for doubtful accounts movement is as follows:

	March 31, 2023 (unaudited)		December 31, 2022
Beginning balance	$		$(739)
Change during the year		(7,392)	739
Foreign currency translation adjustment		17	-
Ending balance		$(7,375)	$-

Other receivable movement is as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Beginning balance	$2,089,921	$1,034,690
Change during the year	(328,912)	1,189,020
Foreign currency translation adjustment	(14,024)	(133,789)
Ending balance	$1,746,985	$2,089,921

The change during the year in 2022 is mainly from increase of consumption tax receivable that will be refunded in the next fiscal year.

NOTE 5 — INVENTORY

Inventory consists of the following:

	March 31, 2023 (unaudited)	December 31, 2022
Raw materials	$2,337,941	$1,533,784
Work in progress	1,339,454	1,135,852
Stored item	10,384	17,456
Total	$3,687,779	$2,687,092

NOTE 6 — SEGMENT INFORMATION

Management determined the Company’s operations constituted one reportable segment in accordance with ASC 280—Air mobility segment. Revenue by each service line can be found in Note 7 below.

NOTE 7 — REVENUE RECOGNITION

The Company currently generates its revenue from the following main sources:

Revenue from Sales of Computing Equipment

Revenues from the sale of equipment are recognized at the point in time when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer’s shipping terms.

Revenue from Computing Power Sharing services with Equipment Installation

The Company provides customers with computing power sharing services with equipment installation, which includes a one-time equipment installation and a certain period of time technology service. The Company recognizes revenue from one-time equipment installation at the point in time when the installation is completed and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Computing Power Sharing services without Equipment Installation

The Company also provides customers with computing power sharing services without equipment installation, which includes a one-time platform set up without equipment installation, and a certain period of time technology service. The Company recognizes revenue from one-time platform set up at the point in time when the platform is set up to function and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Air Mobility Drone Solution

The Company provides customers with air mobility drone solution, which includes UAS (Unmanned Aircraft Systems) main equipment, laser scanner, software package, camera system, etc. The solution includes a one-time system set up and a certain period of time technology service. The Company recognizes revenue from one-time system set up at the point in time when the system is set up to function and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Project Management

The Company provides customers with project management, which includes project planning and implementation, and providing needed technology human resources, such as construction engineers and software engineers for various projects. The Company recognizes revenue from project management over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Outsourcing Service

The Company provides customers with outsourcing service of temporary staffing for construction or technology industries. The Company recognizes revenue from outsourcing over time as the service is rendered, normally monthly. Revenue from Outsourcing Service is included in income from discontinued operations.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three months ended March 31, 2023 and 2022 is as following (unaudited):

	Three months ended March 31,
	(unaudited)
	2023	2022
Revenue from Sales of Computing Equipment＆Drone	$62,870	$682,392
Revenue from Computing Power Sharing services	61,718	417,009
Revenue from Project Management for Computing Share	6,418	30,673
Revenue from Air Mobility Drone Solution	736,642	854,222
Revenue from Project Management	45,304	37,734
Other	352,931	16,626
Total Revenue	$1,265,883	$2,038,656

For the three months ended March 31 in 2023 and 2022 (unaudited), almost all of the revenue generated are attributed to the Company’s operation in Japan.

Contract Liability

As of March 31, 2023 (unaudited) and December 31, 2022, the Company recognizes contract liability of $833,461 and $1,104,582 respectively. Contract liability primarily represents the Company’s remaining performance obligations under its service agreement at the end of the period, for which consideration has been received and revenue had not been recognized.

NOTE 8 — RELATED PARTY TRANSACTIONS

Guarantee provided by a director of A.L.I.

For the three months ended March 31 in 2023, the Company received a debt guarantee from the Representative Director of A.L.I. Daisuke Katano for a particular building lease agreement. The transaction amount is $6,343 which is calculated by the total rental fees paid during the period from January 1, 2023 to March 31, 2023 for the contracts for which guarantees were provided as of March 31, 2023. No warranty fees are paid.

Short-term Loan from a former director of Aerwins

On February 27, 2023, the Company’s wholly owned subsidiary in Japan, A.L.I. Technologies, entered into a loan agreement with Shuhei Komatsu, the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,506,592 US Dollars based on a conversion rate of 0.007532 US Dollar for each $1 yen as of March 31, 2023). The maturity date of the loan was April 15, 2023, and has been extended to June 30, 2023. The Company recognizes the loan as Shor-term loans payable in its balance sheet.

The interest rate under the agreement is 2.475% per annum, and the interest period is from February 27, 2023 until the maturity date. The Company has paid 100,000,000 yen (approximately $753,266) as of May 22, 2023.

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2023 (unaudited)	December 31, 2022
Building	$232,213	$233,869
Accessory equipment	212,639	211,879
Structures	47,231	47,568
Vehicles	4,480	4,512
Tools, furniture and fixtures	1,733,708	1,751,969
Lease assets	185,548	186,871
Construction in process		-
Accumulated depreciation and impairment	(1,128,706)	(1,046,121)
Property and equipment, net	$1,287,113	$1,390,547

Depreciation expense for three months ended March 31, 2023 and 2022, were respectively $98,541 and $72,145.

NOTE 10 — INTANGIBLE ASSETS, NET

The components of intangible assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023 (unaudited)	2022

Software	$707,270	$706,320
Design right	110,546	111,334
Patent right	24,859
Accumulated amortization	(675,254)	(667,078)
Intangible assets, net	$167,421	$150,576

Amortization expense for three months ended March 31, 2023 and 2022, were respectively $12,930 and $13,992.

NOTE 11 — LEASES

The components of lease costs are as follows:

	For the Three months Ended
	March 31, (unaudited)
	2023	2022
Short-term lease costs	$132	$284
Finance lease costs	24,691	25,066
Operating lease costs	100,844	112,972
Total lease costs	$125,667	$138,322

As of March 31, 2023, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance lease	Operating lease
2023	$105,026	$258,924
2024	32,845	227,033
2025	11,191	99,106
2026	11,191	-
Thereafter	11,191	-
Total lease payments	171,444	585,063
Less: imputed interest	(6,983)	(6,751)
Total lease liabilities	164,461	578,312
Less: current portion	101,856	254,541
Non-current lease liabilities	$62,605	$323,771

The following table presents supplemental information related to the Company’s leases:

	For the Three months Ended
	March 31, (unaudited)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	108,478	110,432
Financing cash flows from finance lease	21,185	23,704
Weighted average remaining lease term (years)
Finance leases	1.2	2.0
Operating leases	1.2	1.4
Weighted-average discount rate: (per annum)
Finance leases	2.59%	2.34%
Operating leases	0.94	0.94

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The amount of security deposits as of March 31, 2023 and as of December 31, 2022 is $168,794 and 174,111 respectively.

NOTE 12 — OTHER PAYABLE

The Company’s Other payable includes a liability arising from factoring of consumption tax receivable of $1,034,271. The liability from the factoring has been repaid on April 17, 2023.

NOTE 13 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable, and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Lender	Original Amount Borrowed (JPY)	Loan Duration	Annual Interest Rate	Balance as of March 31, 2023 (unaudited)	Balance as of December 31, 2022
Mizuho Bank, Ltd.	40,000,000	1/22/2021— 1/22/2028	0.00%	301,318	303,467
Mizuho Bank, Ltd.	60,000,000	1/22/2021— 1/22/2028	0.00%	451,977	455,201
Mizuho Bank, Ltd.	50,000,000	1/22/2021— 1/22/2028	1.70%	376,648	379,334
Japan Finance Corporation	50,000,000	12/29/2020— 12/31/2027	1.11%	259,134	279,190
Japan Finance Corporation	250,000,000	12/29/2020— 1/31/2026	0.50%	1,883,239	1,896,669
Aggregate outstanding principal balances				3,272,316	3,313,861
Less: current portion				(101,333)	(54,624)
Non-current portion				$3,170,983	$3,259,237

Interest expense for long-term debts was $6,805 and $7,538 for the three months ended March 31, 2023 and 2022 (unaudited), respectively.

NOTE 14 — INCOME TAXES

United States

Aerwins Technologies Inc. is a holding company registered in the State of Delaware incorporated in June 2022. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the three months periods ended March 31, 2023 and 2022, all taxable income (loss) of the Company is generated in Japan. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.59% for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, the Company’s income tax expenses are as follows:

For the Three months Ended
March 31,
	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three months Ended
	March 31,
	2023	2022
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	(34.59)%	(34.59)%
Effective tax rate	(0.00)%	(0.00)%

For the three months ended March 31, 2023 and 2022 (unaudited)

The Company’s provision for income taxes for interim periods was determined using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company recognized no income tax expense for the three months ended March 31, 2023 and 2022 because the Company did not recognize profit in the both periods.

NOTE 15— EQUITY METHOD

As of March 31, 2023 and 2022, the Company holds a 48.81% interest in ASC TECH Agent. Accordingly, the Company applies the equity method of accounting to its investment. For the three months ended March 31, 2023 and (unaudited), net income from ASC TECH Agent is recognized as equity in earnings of investee of $6,176, and $20,773 in the consolidated statements of operations and comprehensive income (loss).

NOTE 16 – SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.000001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.000001 per share. Before the Business Combination, the Company was authorized to issue 200,000,000 shares of common stock, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

Business combination with Pono Capital Corp

On February 3, 2023, the Company consummated the Merger with Pono and issued an aggregate of 51,986,565 shares of its common stock to the former shareholders of AERWINS, Inc. On February 2, 2023, the Company entered into a Subscription Agreement with the Purchasers and issued 5,000,000 shares of Common Stock in exchange for $5,000,000. As of January 25, 2023 shareholders of the Company holding 11,328,988 shares of Common Stock elected to redeem such shares for an aggregate payment of approximately $118,954,374.

Shares issued to service providers

The Company agreed with service providers to pay the service fees by issuing common stock warrants which can be transferred to 882,394 shares of common stock with fair value of $4,338,298 in total. After the closing of the Business Combination, the Company issued 413,103 shares of common stock in response to the request to transfer the warrants to shares from the service providers. As some service fees were related to future services, $1,000,000 were recognized as prepaid when the warrants were exercised.

The net number of the Company’s outstanding shares increased by 9,210,790 for the three months ended March 31, 2023, and recognized Common stock of $9 and Additional Paid-in Capital of $2,304,054. As of March 31, 2023, there were 56,139,855 of common shares issued. The number of shares of Common stock are retrospectively presented to reflect the legal capital of post-merger AERWINS.

NOTE 17 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated on the basis of weighted-average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect of stock options. Dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options.

The computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three months Ended
	March 31, (unaudited)
	2023	2022
Earnings (loss) per share – basic
Numerator:
Net loss	$(7,801,544)	$(3,392,003)
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	53,023,366	41,907,613
Denominator used for earnings (loss) per share
Loss per share (basic and diluted)	$(0.15)	$(0.08)

Basic loss per share equals diluted loss per share because the calculation of diluted loss per share would be anti-dilutive.

NOTE 18 – STOCK-BASED COMPENSATION

On July 27, 2022, Aerwins issued stock options to certain directors of the Company which can be exercised for a total of 2,648,000 shares (before the pre-merger basis) of the Company’s common stock with an exercise price of $0.00015 per share and a vesting period shall commence on the first business day following the occurrence of going public (the “Trigger Date”), and thereafter (i) one third of the option shall vest on the three months anniversary of the Trigger Date, (ii) one third of the option shall vest on the fifteen month anniversary of the Trigger Date; and (iii) the remaining one third of the option shall vest on the twenty seven month anniversary of the Trigger Date. The remaining weighted average contractual life as of March 31, 2023, is 9.33 years.

Grant date	July 27, 2022
Number of shares at grant date	4,142,277
Outstanding at January 31, 2023	4,142,277
Forfeiture	(2,969,049)
Outstanding at March 31, 2022	1,173,228
Exercise price	$0.00015
Consideration paid to the Company at the grant date	$132

The number of shares is retrospectively presented to reflect the Business Combination with Pono.

The Company estimated the fair value of the stock-based compensation at $0.00005 using the Binomial Option Pricing Model with the following assumption inputs.

Exercise period	5 years
Share price on the issuance date	$0.0001
Volatility	64.22%
Expected dividend rate	0%
Risk-free interest rate	2.88%

NOTE 19 – FAIR VALUE MEASUREMENT

The estimated fair value of the Company’s financial instrument at March 31, 2023 and December 31, 2022 are set forth below. The following summary excludes cash and cash equivalents, accounts receivable, other receivable, short-term loans payable, accounts payable, accrued expenses, contract liability, current portion of long-term debts, current operating and finance lease liabilities and other current liabilities for which fair values approximate their carrying amounts.

	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Liabilities
Public Warrants	$517,500	$517,500	$-	$-
Placement Warrants	$39,462	$-	$39,462	$-

The Public Warrants are classified as Level 1 in the fair value hierarchy because they valued using quoted market prices. The Placement Warrants are classified as Level 2 in the fair value hierarchy. This classification is based on the availability of significant inputs used in the Black-Sholes model including stock price, strike price and remaining term, which are observable in the market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

NOTE 20 - SUBSEQUENT EVENTS

On April 12, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Fund II LP, a Delaware limited partnership (the “Investor”). Pursuant to the SPA, the Company agreed to issue and sell to the Investor up to three promissory notes (the “Notes”) for a total investment in the Company of up to $5,000,000, which Notes are convertible into shares of common stock of the Company (the “Common Stock”); and to issue to the Investor up to 5,601,613 warrants in the form as attached to the SPA (the “Warrants”) to acquire up to 5,601,613 additional shares of Common Stock, in each case subject to the terms and conditions of the SPA. The Notes and Warrants will be issued in three separate closings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 1. Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“Commission”) on March 31, 2023.

Overview

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary AERWINS, Inc., a Delaware corporation and its wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”) is the developer and manufacturer of air mobility platform, COSMOS (Centralized Operating System for Managing Open Sky), and the XTURISMO Limited Edition Hoverbike. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI, except that references to the “Company” “we,” “us,” or “Pono” in this Item 2 refer to Aerwins Technologies Inc. f/k/a Pono Capital Corp.

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

The Business Combination occurred during the period for which the financial information herein is presented. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination and the combined operations after the Business Combination, unless otherwise noted. For additional information on the Business Combination please see the “Explanatory Note” on page 1 of this Quarterly Report on Form 10-Q. For additional information on the corporate history of our Company please see the section titled “Corporate History” on page 70 of our Annual Report.

Business Overview

We were incorporated in the State of Delaware on June 9, 2022. We conduct business activities principally through our 100%-owned subsidiary, A. L. I. Technologies Inc., a Japanese corporation (“A. L. I. Technologies”), which was established in Japan in September 2016 and was acquired by us in August, 2022.

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

To realize this vision, we are developing the following business areas:

(1) manned air mobility area, which involves the sale and development of hoverbikes that can float at low altitude through difficult-to-move zones in times of disaster,

(2) unmanned air mobility domain, which provides solutions utilizing industrial drones (integrated provision of R&D, aircraft rental or sales, operators, operation management, and other software); and

(3) the computing power sharing domain, which provides services such as blockchain verification and AI.

Significant Market Opportunities

In today’s increasingly populated and interconnected world, traditional modes of urban transportation continue to create congestion and pollution, and dependent on　land-based infrastructure. Transportation for the future requires a revolutionary solution.

The market opportunities based on our technologies are significant. According to an analysis by Frost & Sullivan, the autonomous vehicle services market is expected to grow from a mere $1.1 billion in 2019 to $202.5 billion in 2030 at a CAGR of 60.1%, facilitated by mutually beneficial business models across the entire mobility value chain. To capture the significant growth potential in the AAV market, we strive to continue to innovate and expand the boundaries for air-based mobility.

We have already completed our first manned flight test of the XTURISMO LTD EDITION prototype 1 which we tested in 2019. The current XTURISMO LTD EDITION made a debut to the public in October 2021 at Fuji Speedway Circuit in Japan. We will further develop the product to be resistant to wind of 6 meters per second and further to 8 meters per second to increase its safety features. In the future, we are also preparing to develop new models ranging from unmanned versions for logistical purposes to potentially hydrogen-based models. On the software side, we are currently further developing our traffic management system and developing a digital sky road infrastructure based on our existing air traffic control system.

Our air mobility enables urban mobility to expand into three-dimensional space. We believe our technology will change the future of transportation, improve lives, and create new industries. The XTURISMO LTD EDITION is a full spec version ranging from high quality carbon and equipped with intensive software capability which allows manual/autonomous/remote control driving experience. Each XTURISMO LTD EDITION is built to order, and accordingly, we begin production of each specific unit when a confirmed order is received by us. Due to the cost of the XTURISMO LTD EDITION, we have decided to limit the production of the XTURISMO LTD EDITION to 200 units. Most of the parts were created exclusively for the product with small unit orders resulting in the purchase price to be relatively expensive. The price of the current XTURISMO LTD EDITION is 77.7 million yen ($550,000 USD) per unit (including insurance and installation program) in Japan. We believe the price of the supply parts can be decreased if we are able to obtain further orders, and at such time we may be able to mass produce a less expensive model to facilitate safe, cost-effective, and easy-to-use air mobility solutions. Additionally, the materials can change depending on the usage and unnecessary features can be omitted, both of which can reduce the price.

We design, develop, manufacture, market, and operate unmanned aircraft and their supporting systems and infrastructure for a wide range of industries and applications, including passenger transportation, logistics, and smart city management. For example, in a joint project with Yamanashi prefecture located in a mountainous region in Japan, we have conducted a logistics test for a hypothetical disaster situation using unmanned drones from three different manufacturers equipped with our proprietary air traffic control system (C.O.S.M.O.S.) to control these drones simultaneously. First, we designed and set up minimum flight routes for unmanned drones in C.O.S.M.O.S. that could be used during a disaster. These were then used as airways (equivalent to infrastructure as a smart city), and flights were made to deliver supplies needed in times of disaster by multiple vehicles flying simultaneously along the airways. Additionally, we have conducted similar tests with the Ministry of Land, Infrastructure, Transport and Tourism of Japan. We are also seeking to provide efficient services in the field of civil engineering, particularly for surveying and infrastructure inspections. We aim to use unmanned aircraft instead of the existing methods of surveying and visual inspection, which methods typically involve using Cessna aircraft or having workers perform such tasks in person. Furthermore, in the passenger sector, we develop, manufacture, sell, and operate XTURISMO LTD EDITION. We provide an integrated air mobility solution ranging from hardware to software.

Orders, Delivery and Financial Results

We are developing the following business areas:

(1) manned air mobility area, which involves the sale and development of hoverbikes that can float at low altitude through difficult-to-move zones in times of disaster, etc., and (b) industrial drone business, which involves the sale and development of industrial drones; and

(2) unmanned air mobility domain, which provides solutions utilizing industrial drones (integrated provision of R&D, aircraft rental or sales, operators, operation management, and other software); and

(3) the computing power sharing domain, which provides services such as blockchain verification and AI.

For the three months ended March 31, 2023 and 2022, we generated revenues of $1,265,883 and $2,038,656, respectively, and reported net loss of $7,801,544 and net loss of $3,392,003, respectively, and cash flows used in operating activities of $5,074,486 and $3,789,071, respectively. As noted in our consolidated financial statements, as of March 31, 2023, we had an accumulated deficit of $54,274,448.

Key Factors that Affect Our Results of Operations

Our business is affected by many factors which we discuss under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023, and in subsequent filings. The following are a few of those key factors that may affect our financial condition and results of operations:

Our Purported Product Superiority.

Both hardware and software technologies are key factors intended to strengthen our competitive advantages. Regarding hardware, we developed air mobility CFRP material for XTURISMO which reduced the weight of the open propeller and its body. CFRP is also easy to process and corresponds to various designs and has strong resistance to dust and salt air. We also developed an original body and steering wheel which enables a driver to drive manually easier. The original hybrid engine has high power generation with low revolution and electric supply support to control the device system. Regarding software, the stability control of XTURISMO assists driving using sensor fusion surrounding the body and links with the cloud in real time through encrypted driving and control data communication. Also, C.O.S.M.O.S., the air traffic control platform connects with each hoverbike and provides flight and network management. These hardware and software solutions are all made in Japan.

Our Ability to Expand International Market

We are seeking to promote global expansion using partnerships, and our ability to succeed in this endeavor will affect our results of operations. Especially in the Gulf Cooperation Council, we have partners for creating the business in the area and will aim to raise funds which we believe will enable us to establish an office and R&D center in the area. We also expect that the area can be a distribution, manufacturing and marketing hub for the vehicles. After that or at the same time, we plan to expand sales channels to other regions, including the United States. Also, in order to facilitate such global expansion, we plan to acquire human resources in various countries, and we expect that by 2024, over 50% of our employees will be outside of Japan.

Our Ability to Control Costs and Expenses and Improve Our Operating Efficiency

We are aiming to establish a highly profitable structure for the mass production of hovercrafts by using a fabless model which focuses on design and supply chain control. We plan to select subcontractors and suppliers appropriately based on cost, quality, and delivery date, and we will seek to build an efficient production system. We also hope to sign a partnership agreement with a local government to implement hovercrafts in society. We aim to reduce the cost of developing advanced technologies and implementing our products in society by utilizing subsidies as part of such support.

A Severe or Prolonged Slowdown in the Global and Japan Economy Could Materially and Adversely Affect Our Business and Our Financial Condition

In recent years, the economic indicators in Japan have shown mixed signs, and future growth of the Japanese economy is subject to many factors beyond our control. The Japanese economy is gradually recovering due to the effects of various government policies which encourage the transition to the post-COVID society. However, it is necessary to note downside risks due to fluctuations in the financial markets, price increases, and supply-chain constraints as global monetary tightening is progressing. Any future deterioration of the Japanese or global economy may result in a decline in consumption that would have a negative impact on demand for our products and their prices.

Results of Operations

Comparison of Results of Operations for the three Months Ended March 31, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the three months ended March 31, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months ended March 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$1,265,883	100.0%	$2,038,656	100.0%	$(772,773)	(37.9)%
COST OF REVENUE	955,071	75.4%	1,956,702	96.0%	(1,001,631)	(51.2)%
GROSS PROFIT	310,812	24.6%	81,954	4.0%	228,858	279.3%
Operating expenses
Selling expenses	40,382	3.2%	7,906	0.4%	32,476	410.8%
General and administrative expenses	6,222,451	491.6%	1,508,270	74.0%	4,714,181	312.6%
Research and development expenses	2,090,219	165.1%	2,325,999	114.1%	(235,780)	(10.1%)
Total operating expenses	8,353,052	659.9%	3,842,175	188.5%	4,510,877	117.4%
Income (loss) from operations	(8,042,240)	(635.3)%	(3,760,221)	(184.4%)	(4,282,019)	113.9%
Other expenses	240,696	19.0%	368,218	18.1%	(127,522)	(34.6%)
Income (loss) before income tax provision	(7,801,544)	(616.3)%	(3,392,003)	(166.4)%	(4,409,541)	130.0%
Income taxes expense (benefit)	-	-	-	-	-	-
Net loss	(7,801,544)	(616.3)%	(3,392,003)	(166.4)%	(4,409,541)	130.0%

Revenue

Our total revenues decreased by $772,773, or 37,9% to $1,265,883 for the three months ended March 31, 2023 from $2,038,656 for the three months ended March 31, 2022. The decrease in our revenues was mainly due to a decrease in sales from shared computing business.

Cost of Revenue

Our total costs of revenues decreased by $1,001,631, or 51.2%, to $955,071 for the three months ended March 31, 2023 from $1,956,702 the three months ended March31, 2022. The decrease in our costs was attributable to the decrease of sales described above.

Gross Profit

Our total gross profit increased by $228,858, or 279.3%, to $310,812 of profit for the three months ended March31, 2023 from $81,954 for the three months ended March 31, 2022.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2023 and 2022:

	For the three Months ended March 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$1,265,883	100.0%	$2,038,656	100.0%	$(772,773)	(37.9)%
Operating expenses
Selling expenses	40,382	3.2%	7,906	0.4%	32,476	410.8%
General and administrative expenses	6,222,451	491.6%	1,508,270	74.0%	4,714,181	312.6%
Research and development expenses	2,090,219	165.1%	2,325,999	114.1%	(235,780)	(10.1)%
Total operating expenses	8,353,052	659.9%	3,842,175	188.5%	4,510,877	117.4%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, depreciation and amortization expenses, rental expense and travel and entertainment expenses.

	For the three Months ended March 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$930,136	14.9%	$746,540	49.5%	$183,596	24.6%
Consulting and professional service fees	4,122,900	66.3%	427,737	28.4%	3,695,163	863.9%
Depreciation expense	119,646	1.9%	52,054	3.5%	67,592	129.8%
Rent expense	39,777	0.6%	38,807	2.6%	970	2.5%
Office, utility and other expenses	596,018	9.6%	71,278	4.7%	524,740	736.2%
Travel and entertainment expense	242,616	3.9%	69,187	4.6%	173,429	250.7%
Commission fees expenses	9,578	0.2%	24,127	1.6%	(14,549)	(60.3)%
Other expenses	161,781	2.6%	78,540	5.2%	83,241	106.0%
Total general and administrative expenses	6,222,451	100%	1,508,270	100%	4,714,181	312.6%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $4,714,181 or 312.6%, to $6,222,451 for the three months ended March 31, 2023 from $1,508,270 for the three months ended March 31, 2022, primarily attributable to Consulting and professional service fees relating to the business combination with Pono.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the three Months ended March 31,
	2023		2022		Variance
Research and Development Expenses	Amount	% of	Amount	% of	Amount	% of
Raw materials	$477,532	22.8%	$686,160	29.5%	$(208,629)	(30.4)%
Labor expenses	429,848	20.6%	505,198	21.7%	(75,350)	(14.9)%
Outsourcing expenses	1,148,784	55.0%	1,008,242	43.3%	140,542	13.9%
Other expenses	34,056	1.6%	126,399	5.4%	(92,343)	(73.1)%
Total research and development expenses	2,090,219	100%	2,325,999	100%	(235,780)	(10.1)%

* Refers to the percentage of total research and development expenses.

Our research and development expenses decreased by $235,780, or 10.1%, to $2,090,219 for the three months ended March 31, 2023 from $2,325,999 for the three months ended March 31, 2022, primarily attributable to the decrease in raw materials cost for development of XTURISMO.

As a percentage of revenues, research and development expenses were 165.1% and 114.1% of our revenue for the three months ended March 31, 2023 and 2022, respectively.

Other Income (Expenses), net

Our other income (expenses) primarily includes gain or loss on disposal of fixed assets and financial related expenses.

Total other income, net, decreased by $127,522 or 34.6% from $368,218 of income for the three months ended March 31, 2022 to $240,696 of income for the three months ended March 31, 2023.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $7,801,544 for the three months ended March 31, 2023 representing a $4,409,541 or 130.0% increase from a net loss of $3,392,003 for the three months ended March 31, 2022. All net income is attributable to AERWINS Technologies Inc.

Liquidity and Capital Resources

As of March 31, 2023, we had $235,741 in cash as compared to $1,278,026 as of December 31, 2022. We also had $795,934 in accounts receivable as of March 31, 2023 as compared to $980,688 as of December 31, 2022. Our accounts receivable primarily include balances due from services provided and accepted by customers. As of March 31, 2023, our working capital deficit was $3,175,050. In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash.

Cash Flows for the Nine Months Ended March 31, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	For the three Months ended March 31,
	2023	2022
	Unaudited
Net cash provided by (used in) operating activities	$(4,037,773)	$(3,789,071)
Net cash provided by (used in) investing activities	(45,559)	(2,124)
Net cash provided by (used in) financing activities	3,066,717	(97,867)
Net increase (decrease) in cash and cash equivalents	(1,016,615)	(3,889,062)
Effect of exchange rate changes	(25,670)	(354,401)
Cash and cash equivalents, beginning of the year	1,278,026	10,020,459
Cash and cash equivalents, end of the year	$235,741	$5,776,996

Operating Activities

Net cash used in operating activities was $4,037,773 for the three months ended March 31, 2023, primarily consisting of the following:

● Net loss of $7,801,544 for the three months ended March 31, 2023.

● Share-based compensation of $3,338,298.

● Depreciation expenses of $98,541.

● An increase in Inventory of $1,022,122.

● An increase in Other payable of $1,092,114.

Net cash used in operating activities was $3,789,071 for the three months ended March 31, 2022, primarily consisting of the following:

● Net loss of $3,392,003 for the three months ended March 31, 2022.

● Depreciation expenses of $72,145.

● An increase in accounts payable of $699,512.

Investing Activities

Net cash provided by investing activities amounted to $45,559 for the three months ended March 31, 2023, and included purchase of fixed assets of $14,676 and purchase of intangible assets of $30,883.

Net cash used in investing activities amounted to $2,124 for the three months ended March 31, 2022, and included a purchase of fixed assets of $19,313 and repayment of loans receivable of $17,189.

Financing Activities

Net cash provided by financing activities amounted to $3,066,717, for the three months ended March 31, 2023 and primarily consisted of proceeds from loans of $2,263,446, Proceeds from reverse recapitalization of 1,595,831, and Repayments to loans of $771,375.

Net cash provided by financing activities amounted to $97,867 for the three months ended March 31, 2022 and primarily consisted of repayments to loans of $74,163.

Contractual obligations

Lease commitment

The Company’s subsidiary, A. L. I. Technologies entered into 13 leases for its office space, multi-function printers and a vehicle, which were classified as operating leases. A. L. I. Technologies also entered into two leases classified as finance leases.

As of March 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance lease	Operating lease
2023	105,026	258,924
2024	32,845	227,033
2025	11,191	99,106
2026	11,191	-
Thereafter	11,191	-
Total lease payments	171,444	585,063
Less: imputed interest	(6,983)	(6,751)
Total lease liabilities	164,461	578,312
Less: current portion	101,856	254,541
Non-current lease liabilities	$62,605	$323,771

Long Term Debt

The Company’s long-term debts included loans borrowed from banks and other financial institutions.

As of March 31, 2023, future minimum loan payments are as follows:

Year ending December 31,	Loan Payment
2023	119,805
2024	353,497
2025	2,233,003
2026	339,673
Thereafter	278,003
Total	3,323,981
Less interest	51,665
Balance as of March 31, 2023	$3,272,316

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, advances to suppliers, useful lives of property and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities, and revenue recognition. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application.

We believe critical accounting policies as disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long- lived assets, valuation allowance of deferred tax assets, and revenue recognition. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Lease-Lessee

In accordance with the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) the Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Lease terms of certain operating leases include the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

The Company leases office facilities, office equipment and furniture, and a vehicle, which are classified as operating leases and leases containers, which are classified as a finance lease in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, and finance leases are included in property and equipment, finance lease liabilities, current, and finance lease liabilities, non-current in the consolidated balance sheet.

The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. All operating lease right-of-use assets are reviewed for impairment annually.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The Company has elected the short-term lease exception, and therefore operating lease right-of-use assets and liabilities do not include leases with a lease term of twelve months or less.

Foreign Currency Translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of changes shareholders’ deficit.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2023	March 31, 2022
Current JPY: US$1 exchange rate	132.75	121.44
Average JPY: US$1 exchange rate activities	132.44	116.36

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 8% before October 1, 2020, and 10% afterwards of gross sales.

The Company currently generates its revenue from the following main sources:

Revenue from Sales of Computing Equipment

Revenues from the sale of equipment are recognized at the point in time when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer’s shipping terms.

Revenue from Computing Power Sharing services with Equipment Installation

The Company provides customers with computing power sharing services with equipment installation, which includes a one-time equipment installation and a certain period of time technology service. The Company recognizes revenue from one-time equipment installation at the point in time when the installation is completed and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Computing Power Sharing services without Equipment Installation

The Company also provides customers with computing power sharing services without equipment installation, which includes a one-time platform set up without equipment installation, and a certain period of time technology service. The Company recognizes revenue from one-time platform set up at the point in time when the platform is set up to function and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Air Mobility Drone Solution

The Company provides customers with air mobility drone solution, which includes UAS (Unmanned Aircraft Systems) main equipment, laser scanner, software package, camera system, etc. The solution includes a one-time system set up and a certain period of time technology service. The Company recognizes revenue from one-time system set up at the point in time when the system is set up to function and accepted by the customer. The Company recognizess revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Project Management

The Company provides customers with project management, which includes project planning and implement, and providing needed technology human resources, such as construction engineers and software engineers for various projects. The Company recognizes revenue from project management over time when the service is rendered and accepted by the customer, normally monthly.

Revenue from Outsourcing Service

The Company provides customers with outsourcing service of temporary staffing for construction or technology industries. The Company recognizes revenue from outsourcing over time as the service is rendered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated September 7, 2022, by and among Pono Capital Corp., Pono Merger Sub, Inc. and AERWINS Technologies Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated January 19, 2023, by and among the Pono Capital Corp., Mehana Equity LLC, as Purchaser Representative, AERWINS Inc. and Shuhei Komatsu, as Seller Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Corp. with the SEC on January 19, 2023).

3.1	Fourth Amended and Restated Certificate of Incorporation of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.2	Amended and Restated Bylaws of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

4.1	Warrant Agreement, dated August 10, 2021, by and between Pono Capital Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Corp. with the SEC on July 8, 2021).

10.1+	Form of AERWINS Technologies Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex C to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.2	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.3	Form of Registration Rights Agreement by certain AERWINS equity holders (included as Exhibit E to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.4	Form of Lockup by certain AERWINS equity holders (included as Exhibit C to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.5	Letter Agreement, dated August 10, 2021, by and among Pono Capital Corp., its officers, directors, and Mehana Equity LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

10.6	Purchaser Support Agreement. (incorporated by reference to 10.4 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.7	Voting Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.8+	Employment Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.9+	Employment Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.9 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.10+	Employment Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.10 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.11+	Employment Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.11 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.12	Form of Non-Competition and Non-Solicitation Agreement (included as Exhibit D to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.13+	Option Award Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.13 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.14+	Option Award Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.14 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.15+	Option Award Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.15 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.16+	Option Award Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.16 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.17	Form of Subscription Agreement dated February 2, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 3, 2023).

10.18	Standby Equity Purchase Agreement dated January 23, 2023 with YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Corp. on January 23, 2023).

10.19	Joint Venture Agreement between A.L.I. Technologies Inc. and Vault Investments LLC dated February 6, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.20	Loan Agreement between A.L.I. Technologies Inc. and Shuhei Komatsu dated February 27, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 2, 2023).

10.21	Memorandum of Understanding with Outsourcing Inc. dated March 17, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 23, 2023).

10.22	Form of Securities Purchase Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.23	Form of Secured Convertible Promissory Note dated April 12, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.24	Form of Warrant dated April 12, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.25	Form of Security Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.26	Form of Subsidiary Guaranty for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.5 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.27	Form of Pledge Agreement for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.6 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.28	Form of Pledge Agreement for A.L.I. Technologies Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.7 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.29	Form of Guarantor Security Agreement with AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERWINS TECHNOLOGIES INC.

Dated: May 23, 2023	By:	/s/ Taiji Ito
	Name: Title:	Taiji Ito Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2023	By:	/s/ Kensuke Okabe
	Name: Title:	Kensuke Okabe Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

