Form 10-Q
period 2023-06-30
AERWINS Technologies Inc.
filed 2023-08-21
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were [62,688,215] shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 21, 2023.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERWINS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,359	$1,278,026
Notes receivable	-	3,488
Accounts receivable, net	159,278	980,688
Others receivable	802,438	2,089,921
Advances and prepayments to suppliers	2,921,394	611,959
Inventory	1,538,563	2,687,092
Escrow deposit	-	575,000
Total current assets	5,457,032	8,226,174

Long-term Assets
Property and equipment, net	-	1,390,547
Intangible assets, net	-	150,576
Investment-equity method	893,922	997,470
Operating lease right-of-use assets	-	693,474
Long-term loans receivable	98,294	107,735
Other non-current assets	184,232	213,370
Total long-term assets	1,176,448	3,553,172

Total Assets	$6,633,480	$11,779,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loans payable	$207,656	$-
Short-term loans payable, related party	692,185	-
Accounts payable	6,320,552	3,333,675
Accounts payable, related party	312,424	-
Notes payable	1,480,000	-
Others payable	438,883	230,060
Accrued expenses	863,561	402,036
Contract liabilities	737,980	1,104,582
Current portion of long-term loans	166,332	54,624
Finance leases liabilities-current	85,025	102,114
Operating leases liabilities-current	228,175	293,710
Other current liabilities	-	380,344
Total Current Liabilities	11,532,773	5,901,145

Longer-term liabilities
Long-term loans	2,836,367	3,259,237
Warrant liabilities	1,255,795	-
Derivative liability	1,456,641	-
Long-term convertible promissory note, net	456,677	-
Finance leases liabilities-non-current	57,527	87,056
Operating leases liabilities-non-current	244,238	397,720
Other long-term liabilities	165,509	225,284
Total long-term liabilities	6,472,754	3,969,297

Total Liabilities	18,005,527	9,870,442

Stockholders’ Equity (Deficit):
Common stock, par value $0.000001, 400,000,000 shares authorized; 61,409,146 and 46,929,065 shares issued and outstanding, respectively*	61	47
Preferred stock, par value $0.000001, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Additional Paid-in capital	53,523,392	49,299,343
Retained earnings (Accumulated deficiency)	(65,695,768)	(46,472,904)
Treasury stock	(575,000)	-
Accumulated other comprehensive income (loss)	1,375,268	(917,582)
Stockholders’ Equity (Deficit)	(11,372,047)	1,908,904
Total Liabilities and Stockholders’ Equity (Deficit)	$6,633,480	$11,779,346

*	Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the six months ended June 30,	For the six months ended June 30,	For the three months ended June 30,	For the three months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Revenues	$457,753	$1,934,118	$25,703	$321,171
Cost of revenues	600,280	2,047,280	265,680	425,962
Gross profit (loss)	(142,527)	(113,162)	(239,977)	(104,791)

Operating expenses:
Selling expenses	63,525	59,526	26,492	56,624
General and administrative expenses	10,108,287	2,722,078	4,215,208	1,462,361
Research and development expenses	6,795,396	4,484,102	4,751,800	2,208,964
Total operating expenses	16,967,208	7,265,706	8,993,500	3,727,949

Loss from operations	(17,109,735)	(7,378,868)	(9,233,477)	(3,832,740)

Other income (expenses):
Interest income (expenses), net	(484,950)	(13,841)	(478,082)	(6,375)
Gain(Loss) on foreign currency transaction	(10,420)	88,539	585	41,591
Gain(Loss) on disposal of fixed assets	(1,191)	-	18,513	-
Impairment on fixed assets	(1,565,853)	-	(1,565,853)	-
Equity in earnings of investee	(11,640)	10,736	(17,816)	(10,037)
Gain on sale of investment securities	-	451,154	-	451,154
Gain on fair value adjustments of warrant	1,199,672	-	1,113,421	-
Gain on fair value adjustment of derivative	595,673		595,673
Derivative expense	(1,088,477)	-	(1,088,477)	-
Other income (expenses), net	100,555	293,863	(82,333)	(13,409)
Total other income (expenses)	(1,266,631)	830,451	(1,504,369)	462,924

Loss before income tax provision	(18,376,366)	(6,548,417)	(10,737,846)	(3,369,816)

Income tax benefit (expense)	-	-	-	-

Net loss
Less: net loss attributable to non-controlling interest
Net loss from continuing operations	(18,376,366)	(6,548,417)	(10,737,846)	(3,369,816)

Discontinued operations (Note 23)
Loss from discontinued operations	(846,499)	(679,519)	(683,474)	(466,117)
Loss on discontinued operations	(846,499)	(679,519)	(683,474)	(466,117)

Net loss	$(19,222,865)	$(7,227,936)	$(11,421,320)	$(3,835,933)

Other comprehensive income:
Foreign currency translation adjustment	2,292,850	(1,680,395)	2,347,977	(1,485,139)

Total comprehensive loss	$(16,930,015)	$(8,908,331)	$(9,073,343)	$(5,321,072)

Net loss per common share from continuing operations
Basic	$(0.33)	$(0.15)	$(0.19)	$(0.08)
Diluted	$(0.33)	$(0.15)	$(0.19)	$(0.08)

Net loss per common share from discontinued operations
Basic	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding*
Basic	54,957,819	42,712,850	56,871,014	43,509,237
Effect of dilutive securities
Convertible debt	1,742,620	-	3,466,090	-
Conversion of option warrants	11,197,594	4,291,180	13,102,497	3,612,510
Diluted	67,898,033	47,004,030	73,439,601	47,121,747

*	Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2022	41,206,803	$41	-	$-	$32,288,699	$(31,993,085)	$-	$(238,057)	$57,598

Corporate bond conversion	2,034,611	2	-	-	8,399,182	-	-	-	8,399,184

Net income	-	-	-	-	-	(3,392,003)	-	-	(3,392,003)

Other comprehensive income	-	-	-	-	-	-	-	(195,256)	(195,256)

Balances at March 31, 2022 (unaudited)	43,241,414	$43	-	$-	$40,687,881	$(35,385,088)	$-	$(433,313)	$4,869,523

Issuance of common stock	1,709,541	2	-	-	2,715,194	-	-	-	2,715,196

Issuance of common stock upon exercise of stock options	351,310	0	-	-	367,277	-	-	-	367,277

Net income	-	-	-	-	-	(3,835,933)	-	-	(3,835,933)

Other comprehensive income	-	-	-	-	-	-	-	(1,485,139)	(1,485,139)

Balances at June 30, 2022 (unaudited)	45,302,265	$45	-	$-	$43,770,352	$(39,221,021)	$-	$(1,918,452)	$2,630,924

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2023	46,929,065	$47	-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

Issuance of common stock prior to the closing of Business Combination	5,000,000	5	-	-	(1,156,124)	-	-	-	(1,156,119)

Reverse recapitalization	3,740,187	4	-	-	(878,120)	-	-	-	(878,116)

Issuance of common stock warrants for services	413,103	0	-	-	4,338,298	-	-	-	4,338,298

Acquisition of treasury stock	57,500	-	-	-	-	-	(575,000)	-	(575,000)

Net loss	-	-	-	-	-	(7,801,544)	-	-	(7,801,544)

Other comprehensive income	-	-	-	-	-	-	-	(55,127)	(55,127)

Balances at March 31, 2023	56,139,855	$56	-	$-	$51,603,397	$(54,274,448)	$(575,000)	$(972,709)	$(4,218,704)

Issuance of common stock for services	5,269,291	5	-	-	1,919,995	-	-	-	1,920,000

Net loss	-	-	-	-	-	(11,421,320)	-	-	(11,421,320)

Other comprehensive income	-	-	-	-	-	-		2,347,977	2,347,977

Balances at June 30, 2023	61,409,146	$61	-	$-	$53,523,392	$(65,695,768)	$(575,000)	$1,375,268	$(11,372,047)

* Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended
	June 30,	June 30,
	2023	2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,222,865)	$(7,227,936)
Net income (loss) from discontinued operations	(846,499)	(679,519)
Net income (loss) from continuing operations	(18,376,366)	(6,548,417)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expenses	187,054	141,406
Amortization expenses	23,541	27,060
Interest expense	435,072	-
Non-cash lease expense	205,103	169,666
Share-based compensation	3,658,298	-
Change in fair value of warrant liabilities	(1,199,672)	-
Change in fair value of derivative liability	(595,673)	-
Revert of bad debt expenses	7,256	(691)
Impairment loss	1,565,853	-
Loss on disposal of fixed assets	1,191	176
Gain on sale of investment securities	-	(451,154)
Equity in earnings of investee	11,640	(10,736)
Derivative Expense	1,088,477	-

Decrease (Increase) in operating assets:
Accounts receivable	(25,369)	(198,989)
Others Receivable	1,215,560	(501,927)
Prepaid expenses	(36,368)	(4,916)
Advances and prepayments to suppliers	131,687	(87,865)
Inventory	769,273	(29,642)
Other non current assets	11,180	8,810

Increase (Decrease) in operating liabilities:
Accounts payable	2,871,733	(731,438)
Notes payable	4,825	-
Others payable	291,147	(75,836)
Accrued expenses	428,615	85,351
Deferred revenue	(288,338)	269,441
Operating lease liabilities-current	(9,652)	(34,097)
Warrant liabilities	-	(68,023)
Other current liabilities	(371,592)	-
Operating lease liabilities-Non-current	(148,243)	(134,547)
Other non-current liabilities	(42,869)	(154,616)
Net cash provided (used) by continuing operations	(8,186,637)	(8,330,984)
Net cash provided (used) by discontinued operations	29,233	(706,552)
Net cash provided (used) by operating activities	(8,157,404)	(9,037,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(20,757)	(22,407)
Purchase of intangible assets	(36,186)	(26,062)
Proceeds from disposal of investments	-	487,427
Repayment of loans receivable	-	16,248
Net cash provided (used) by continuing operations	(56,943)	455,206
Net cash provided (used) by discontinued operations	(5,245)	(45,171)
Net cash (used) by investing activities	(62,188)	410,035

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	3,082,473
Proceeds from bond	2,797,697	-
Proceeds from loans	3,516,441	-
Repayments to loans	(2,612,192)	(142,816)
Payments for finance leases	(41,681)	(47,240)
Proceeds from reverse recapitalization with AERWINS Inc., net	1,595,831	-
Net cash provided (used) by continuing operations	5,256,096	2,892,417
Net cash provided (used) by discontinued operations	-	-
Net cash provided (used) by financing activities	5,256,096	2,892,417

Net increase (decrease) in cash and cash equivalents	(2,963,496)	(5,735,084)
Effects of exchange rates change on cash	1,720,829	(813,365)
Cash and cash equivalents at beginning of period	1,278,026	10,020,459
Cash and cash equivalents at beginning of period held by discontinued operation	-	-
Cash and cash equivalents at ending of period held by discontinued operation	-	-
Cash and cash equivalents at end of period	$35,359	$3,472,010

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$11,708	$14,234
Income taxes	$-	$-

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On February 3, the Company received from the Business Combination with Pono net cash of $1,595,831. The Company also assumed $25,750 in prepaid expenses, $1,432,603 in other payable, $1,580,000 in notes payable ($1,480,000 as of June 30, 2023), $643,213 in warrant liabilities. The total funds from the Business Combination $1,595,831. This amount was available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono trust and working capital cash	$1,802,594
Cash—Subscription agreement made immediately before the closing	5,000,000
Less: transaction costs and advisory fees	5,206,763
Total funds from the Business Combination	$1,595,831

Regarding the notes payable of $1,480,000 described above, the Company has not paid by the due date. Accordingly, the Company is regarded as in default and recognizes interest expenses of $29,392 as accrued expenses.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2023, the Company has incurred net loss from continuing operations of $18,376,366 and accumulated deficit of $65,695,768. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company is attempting to commence operations and generate sufficient revenue, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2023, the interim consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity (deficiency), and cash flows for the six months ended June 30, 2023 and 2022 and the related notes to such interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2023 and 2022. The consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Accounts Receivable, net

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

		Percentage of Effective Ownership
Name of Subsidiary	Place of Organization	June 30, 2023	December 31, 2022
ASC TECH Agent	Japan	48.81%	48.81%

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The Placement Warrants, Public Warrants, and Debt Warrants for periods where no observable traded price was available are valued using a Black Scholes model.

Convertible Promissory Notes and Derivative Instruments

The Company accounts for the fair value of the conversion feature in accordance with the guidance contained in ASC 815, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible promissory note. Accordingly, we account for the conversion option as an embedded derivative contained in the Company’s promissory note at fair value. The derivative liability is required to be remeasured at each reporting date and the change in fair value is recognized in our consolidated statements of operations.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Six months ended June 30, (unaudited)		Year ended December 31,
	2023	2022	2022
Current JPY: US$1 exchange rate	144.47	135.69	131.81
Average JPY: US$1 exchange rate	134.91	123.10	131.46

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

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses for six months ended June 30, 2023 and 2022 (unaudited) were $63,525 and $59,526, respectively.

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

For the six months ended June 30, 2023, Customer A accounts for 25.9% of the Company’s total revenues.

For the six months ended June 30, 2022, Customer B, Customer C and Customer D accounts for respectively 17.9%, 14.8% and 13.5% of the Company’s total revenues.

As of June 30, 2023, Customer E accounts for 81.6% of the Company’s total accounts receivable. As of December 31, 2022, Customer E, Customer F and Customer G accounts for respectively 15.1%, 16.2% and 12.8% of the Company’s total accounts receivable

For the six months ended June 30, 2023, Vendor A and Vendor B accounts for respectively 39.5% and 16.4% of the Company’s total raw material purchases.

For the six months ended June 30, 2022, Vendor A, Vendor C and Vendor D accounts for respectively 30.1%, 19.3% and 11.2% of the Company’s total raw material purchases.

As of December 31, 2022, Vendor A accounts for 31.2% of the Company’s total accounts payable. As of June 30, 2023, Vendor A accounts for 20.1% of the Company’s total accounts payable.

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

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 30,
	2023 (unaudited)	December 31, 2022
Accounts receivable	$166,054	$980,688
Less: allowance for doubtful accounts	(6,776)	-
Accounts receivable, net	$159,278	$980,688

Allowance for doubtful accounts movement is as follows:

	June 30,
	2023 (unaudited)	December 31, 2022
Beginning balance	$	$(739)
Change during the year	(7,256)	739
Foreign currency translation adjustment	480	-
Ending balance	$(6,776)	$-

Other receivable movement is as follows:

	June 30,
	2023 (unaudited)	December 31, 2022
Beginning balance	$2,089,921	$1,034,690
Change during the year	(1,182,560)	1,189,020
Foreign currency translation adjustment	(104,923)	(133,789)
Ending balance	$802,438	$2,089,921

The change during the year in 2022 is mainly from increase of consumption tax receivable that has been refunded in 2023.

NOTE 5 — INVENTORY

Inventory consists of the following:

	June 30,
	2023 (unaudited)	December 31, 2022
Raw materials	$209,330	$1,533,784
Work in progress	1,288,027	1,135,852
Product	31,665	-
Stored item	9,541	17,456
Total	$1,538,563	$2,687,092

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

Revenue from Air Mobility Drone Solution

The Company provides customers with air mobility drone solution, which includes UAS (Unmanned Aircraft Systems) main equipment, laser scanner, software package, camera system, etc. The solution includes a one-time system set up and a certain period of time technology service. The Company recognizes revenue from one-time system set up at the point in time when the system is set up to function and accepted by the customer. The Company recognizes revenue from technology service over time when the service is rendered and accepted by the customer, normally monthly. Revenue from Air Mobility Drone Solution is included in income from discontinued operations.

Revenue from Project Management

The Company provides customers with project management, which includes project planning and implementation, and providing needed technology human resources, such as construction engineers and software engineers for various projects. The Company recognizes revenue from project management over time when the service is rendered and accepted by the customer, normally monthly. Revenue from Project Management is included in income from discontinued operations.

Revenue from Consulting Service

The Company provided a customer with consulting service related to IPO. The company recognizes revenue from the service over time as the service is rendered.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the six months and three months ended June 30, 2023 and 2022 is as following (unaudited):

	Six months ended
	June 30, (unaudited)
	2023	2022
Revenue from Computing Power Sharing services	101,453	836,059
Revenue from Project Management for Computing Share	6,300	1,098,059
Consulting Service	350,000	-
Total Revenue	$457,753	$1,934,118

	Three months ended
	June 30, (unaudited)
	2023	2022
Revenue from Computing Power Sharing services	25,703	274,823
Revenue from Project Management for Computing Share	-	46,348
Total Revenue	$25,703	$321,171

For the six months ended June 30 in 2023 and 2022 (unaudited), almost all of the revenue generated are attributed to the Company’s operation in Japan.

Revenue from Air Mobility Drone Solution and Project Management are included in income from discontinued operations.

Contract Liability

As of June 30, 2023 (unaudited) and December 31, 2022, the Company recognizes contract liability of $737,980 and $1,104,582 respectively. Contract liability primarily represents the Company’s remaining performance obligations under its service agreement at the end of the period, for which consideration has been received and revenue had not been recognized.

NOTE 8 — RELATED PARTY TRANSACTIONS

Guarantee provided by a director of A.L.I.

For the six months ended June 30 in 2023, the Company received a debt guarantee from the Representative Director of A.L.I. Daisuke Katano for a particular building lease agreement. The transaction amount is $12,452 which is calculated by the total rental fees paid during the period from January 1, 2023 to June 30, 2023 for the contracts for which guarantees were provided as of June 30, 2023. No warranty fees are paid.

Loan from a former director of Aerwins

On February 27, 2023, the Company’s wholly owned subsidiary in Japan, A.L.I. Technologies, entered into a loan agreement with Shuhei Komatsu, the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,384,370 US Dollars based on a conversion rate of 0.006921 US Dollar for each $1 yen as of June 30, 2023). The original maturity date of the Loan under the Agreement was April 15, 2023, and was extended to June 30, 2023 (the “Maturity Date”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date. The Company recognizes $8,775 of accrued expenses. The Company has not paid 100,000,000 yen (approximately US$692,185) as of June 30, 2023. Accordingly, the Company is regarded in default and negotiates the terms with the lender.

Payable to Directors of Aerwins

In the second quarter of 2023, two directors of Aerwins, Kiran Sidhu and Daisuke Katano paid some payable on behalf of the Company. Mr. Sidhu paid $102,000 in the second quarter of 2023 and the same amount is outstanding as of June 30, 2023. Mr. Katano paid $210,424 in the second quarter of 2023 and the same amount is outstanding as of June 30, 2023. The Company will pay to them at an appropriate timing in light of its financial situation.

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,
	2023 (unaudited)	December 31, 2022
Building	$213,375	$233,869
Accessory equipment	182,629	211,879
Structures	43,400	47,568
Vehicles	4,117	4,512
Tools, furniture and fixtures	1,818,832	1,751,969
Lease assets	170,496	186,871
Accumulated depreciation	(721,480)	(534,426)
Impairment	(1,711,369)	(511,695)
Property and equipment, net	$-	$1,390,547

Depreciation expense for six months ended June 30, 2023 and 2022, were respectively $187,054 and $141,406.

NOTE 10 — INTANGIBLE ASSETS, NET

The components of intangible assets as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,
	2023 (unaudited)	December 31, 2022
Software	$662,075	$706,320
Design right	101,578	111,334
Patent right	22,842	-
Accumulated amortization	(217,828)	(191,813)
Impairment	(568,667)	(475,265)
Intangible assets, net	$-	$150,576

Amortization expense for six months ended June 30, 2023 and 2022, were respectively $23,541 and $27,060.

NOTE 11 — IMPAIRMENT LOSS

For the six months ended June 30, 2023, the Company recognized impairment losses for the following assets:

Type	Impairment loss
Building	$199,601
Accessory equipment	146,334
Structures	37,975
Tools, furniture and fixtures	562,650
Operating Lease right-of-use assets	472,414
Software	71,095
Design right	54,370
Patent right	21,414
Total	$1,565,853

Because the Company continues to recognize operating losses, and the future cash flows from these assets for its business in Japan are uncertain, so it has decided to write down fixed assets in Japan, the Company recognizes impairment loss for all fixed assets in Japan. The Company recognized the reduction as impairment in the line item of impairment on fixed assets. The Company reduces the book value to zero and recognizes the amount as impairment because the future cash flows from these assets were uncertain at the end of this quarter.

NOTE 12 — LEASES

The components of lease costs are as follows:

	For the Six months Ended
	June 30, (unaudited)
	2023	2022
Short-term lease costs	$39,233	$536
Finance lease costs	47,411	51,127
Operating lease costs	177,160	107,922
Total lease costs	$263,804	$159,585

As of June 30, 2023, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance lease	Operating lease

2023 (six months)	$64,834	$93,987
2024	50,078	227,438
2025	10,283	155,979
2026	10,283	-
Thereafter	12,854	-
Total lease payments	148,332	477,404
Less: imputed interest	(5,780)	(4,991)
Total lease liabilities	142,552	472,413
Less: current portion	85,025	228,175

Non-current lease liabilities	$57,527	$244,238

The following table presents supplemental information related to the Company’s leases:

	For the Six months Ended
	June 30, (unaudited)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	157,895	168,644
Financing cash flows from finance lease	41,681	47,240
Weighted average remaining lease term (years)
Finance leases	1.1	1.8
Operating leases	1.1	1.4
Weighted-average discount rate: (per annum)
Finance leases	2.66%	2.38%
Operating leases	0.94	0.94

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The amount of security deposits as of June 30, 2023 and as of December 31, 2022 is $152,598 and 174,111 respectively.

NOTE 13 — LONG-TERM DEBTS

The Company’s long-term loans borrowed from banks and other financial institutions, which consist of the following:

Name of Lender	Original Amount Borrowed (JPY)	Loan Duration	Annual Interest Rate	Balance as of June 30, 2023 (unaudited)	Balance as of December 31, 2022
Mizuho Bank, Ltd.	40,000,000	1/22/2021— 1/22/2028	0.00%	276,874	303,467
Mizuho Bank, Ltd.	60,000,000	1/22/2021— 1/22/2028	0.00%	415,311	455,201
Mizuho Bank, Ltd.	50,000,000	1/22/2021— 1/22/2028	1.70%	346,093	379,334
Japan Finance Corporation	50,000,000	12/29/2020— 12/31/2027	1.11%	233,959	279,190
Japan Finance Corporation	250,000,000	12/29/2020— 1/31/2026	0.50%	1,730,462	1,896,669
Aggregate outstanding principal balances				3,002,699	3,313,861
Less: current portion				(166,332)	(54,624)
Non-current portion				$2,836,367	$3,259,237

Interest expense for long-term debts was $11,708 and $14,234 for the six months ended June 30, 2023 and 2022 (unaudited), respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES, NET

On April 12, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Fund II LP (the “Investor”). Pursuant to the SPA, the Company agreed to issue to the Investor up to three secured convertible promissory notes in the aggregate principal amount of $6,000,000 for a purchase price of an aggregate of $5,000,000 and up to 5,601,613 warrants to acquire up to 5,601,613 shares of the Company’s common stock.

On April 12, 2023, the Company issued first tranche of convertible promissory note of $2,520,000 with maturity date of April 12, 2025 and no interest and issued warrant exercisable for 60 months to acquire 2,532,678 shares of common stock at $0.8926 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $0.90; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note. Debt issuance cost of $457,304, original issue discount of $420,000 and additional discount of $1,642,696 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

On May 23, 2023, the Company issued second tranche of convertible promissory note of $1,680,000 with maturity date of May 23, 2025 and no interest and issued warrant exercisable for 60 months to acquire 1,568,542 shares of common stock at $0.7316 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $0.90; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note. Debt issuance cost of $245,000, original issue discount of $280,000 and additional discount of $1,133,395 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

The notes consist of the following components as of June 30, 2023:

Principal	$4,200,000
Debt discount	(4,178,395)
Interest expense	435,072
Net Carrying Balance at June 30, 2023	$456,677

As of the year ended June 30, 2023, debt discount of the convertible notes consisted of following:

Start Date	End Date	Debt Discount At Debt Issuance	Amortization	Debt Discount As of June 30, 2023
April 12, 2023	April 12, 2025	$2,520,000	302,400	$2,217,600
May 23, 2023	May 23, 2025	1,658,395	132,672	1,525,723
Total		4,178,395	435,072	3,743,323

NOTE 15 – DERIVATIVE LIABILITY

The derivative liability is derived from the debt conversion option features in Note 14. They were valued using Monte Carlo simulation model using assumptions detailed below. As of June 30, 2023, the derivative liability was $1,456,641. The Company recorded $595,673 gain from changes in derivative liability during the six months ended June 30, 2023. In addition, the Company recorded $1,088,477 as excess of derivative expense at initial valuation due to the total debt discount cannot excess the face amount of the convertible note balance. The Monte Carlo simulation model with following assumptions:

Volatility	65% - 82.50%
Risk-free rate	3.95% - 4.98%
Stock price	$0.42 - $0.94
Dividend Yield	-
Expected life	4.79 – 5 years

Fair value of the derivative is summarized as below:

Derivative Liability
Balance at January 1, 2023	$-
Additions	2,052,314
Change in fair value	(595,673)
Ending Balance, June 30, 2023	$1,456,641

NOTE 16 – WARRANT LIABILITY

The warrant liability is derived from warrants issued as debt warrants in Note 14, public warrants and placement warrants.

As of June 30, 2023, the total fair value of the warrant liability was $1,255,795.

The following table provides a reconciliation of the warrants measured at fair value using Level 1 inputs:

Public warrants
Balance at January 1, 2023	$-
Additions	-
Transfer from Level 2	603,750
Change in fair value	(280,313)
Ending Balance, June 30, 2023	$323,437

The Black-Scholes model with the following assumptions inputs:

Volatility	62.80% - 82.50%
Risk-free rate	3.62% - 4.98%
Stock price	$0.42 - $0.94
Dividend Yield	-
Expected life	4.79 – 5 years

The following table provides a reconciliation of the warrants measured at fair value using Level 2 inputs:

	Public warrants	Placement warrants	Debt warrants
Balance at January 1, 2023	$-	-	-
Additions	603,750	39,463	1,812,253
Transfer to Level 1	(603,750)	-	-
Change in fair value	-	(18,180)	(901,178)
Ending Balance, June 30, 2023	$-	21,283	911,075

NOTE 17 — INCOME TAXES

United States

Aerwins Technologies Inc. is a holding company registered in the State of Delaware incorporated in June 2022. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the three months periods ended June 30, 2023 and 2022, all taxable income (loss) of the Company is generated in Japan. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.59% for the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, the Company’s income tax expenses are as follows:

For the Six months Ended
June 30,
	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	For the Six months Ended
	June 30,
	2023	2022
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	(34.59)%	(34.59)%
Effective tax rate	(0.00)%	(0.00)%

For the six months ended June 30, 2023 and 2022 (unaudited)

The Company’s provision for income taxes for interim periods was determined using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company recognized income tax expense for the six months ended June 30, 2023 and 2022, both of which were estimated corporate inhabitant taxes.

NOTE 18 — EQUITY METHOD

As of June 30, 2022 and 2021, the Company holds 48.81% of ASC TECH Agent. Accordingly, the Company applies equity method to its investment. For the six months ended June 30, 2023 and 202 (unaudited), net income from ASC TECH agent is recognized as equity in earnings of investee of $11,640 of loss and $10,736 of profit in the consolidated statements of operations and comprehensive income (loss).

NOTE 19 – SHAREHOLDERS’ DEFICIT

Aerwins was authorized to issue 400,000,000 shares of common shares, par value of $0.000001 per share, and 20,000,000 shares of preferred shares, par value of $0.000001 per share.

Business combination with Pono Capital Corp

On February 3, 2023, the Company consummated the Merger with Pono. On February 2, 2023, the Company entered into a Subscription Agreement with the Purchasers. In total, the number of Public Shares increased by 8,797,687 at the closing of the Business Combination.

Shares issued to service providers

The Company agreed with service providers to pay the service fees by issuing common stocks subject to the closing of the business combination. After the closing of the Business Combination, the Company issued 413,103 shares of common stock for the three months ended March 31, 2023. The Company issued 5,269,291 shares to consultants who provide the Company with several services for the three months ended June 30, 2023. These share issuances are recognized as expense at the fair value of the shares at the issuance date. The total amount of fair value of shares issued for the six months ended June 30, 2023 was $6,258,298 and $2,600,000 is recognized as prepaid expenses.

The Company’s outstanding shares increased by 14,480,081 for the six months ended June 30, 2023, and recognized Common stock of $14 and Additional Paid-in Capital of $4,224,049. As of June 30, 2023, there were 61,409,146 of common shares issued. The numbers of common stocks are retrospectively presented to reflect the legal capital of post-merger AERWINS.

NOTE 20 – EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted earnings (loss) per share for the six months and three months ended June 30, 2023 and 2022 is as follows:

	For the Six months Ended
	June 30, (unaudited)
	2023	2022
Earnings (loss) per share – basic
Numerator:
Net loss from continuing operations	$(18,376,366)	$(6,548,417)
Net loss from discontinued operation	(846,499)	(679,519)
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	54,957,819	42,712,850
Denominator used for earnings (loss) per share
Loss per share from continuing operations (basic and diluted)	$(0.33)	$(0.15)
Loss per share from discontinued operation (basic and diluted)	(0.02)	(0.02)

	For the Three months Ended
	June 30, (unaudited)
	2023	2022
Earnings (loss) per share – basic
Numerator:
Net loss from continuing operations	$(10,737,846)	$(3,369,816)
Net loss from discontinued operation	(683,474)	(466,117)
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	56,871,014	43,509,237
Denominator used for earnings (loss) per share
Loss per share from continuing operations (basic and diluted)	$(0.19)	$(0.08)
Loss per share from discontinued operation (basic and diluted)	(0.01)	(0.01)

Basic loss per share equals diluted loss per share because the calculation of diluted loss per share would be anti-dilutive.

NOTE 21 – STOCK-BASED COMPENSATION

On July 27, 2022, Aerwins issued stock options to certain directors of the Company which can be exercised for a total of 2,648,000 shares of the Company’s common stock with an exercise price of $0.00015 per share and a vesting period shall commence on the first business day following the occurrence of going public (the “Trigger Date”), and thereafter (i) one third of the option shall vest on the three months anniversary of the Trigger Date, (ii) one third of the option shall vest on the fifteen month anniversary of the Trigger Date; and (iii) the remaining one third of the option shall vest on the twenty seven month anniversary of the Trigger Date. The remaining weighted average contractual life as of June 30, 2023, is 9.33 years.

Grant date	July 27, 2022
Number of shares at grant date	4,142,277
Outstanding at January 31, 2023	4,142,277
Forfeiture	(2,969,049)
Outstanding at June 30, 2023	1,173,228
Exercise price	$0.00015
Consideration paid to the Company at the grant date	$132

The number of shares is retrospectively presented to reflect the Business Combination with Pono.

The Company estimated the fair value of the stock-based compensation at $0.00005 using the Binomial Option Pricing Model with the following assumption inputs.

Exercise period	5 years
Share price on the issuance date	$0.0001
Volatility	64.22%
Expected dividend rate	0%
Risk-free interest rate	2.88%

NOTE 22 – FAIR VALUE MEASUREMENT

The estimated fair value of the Company’s financial instrument at June 30, 2023 and December 31, 2022 are set forth below. The following summary excludes cash and cash equivalents, accounts receivable, other receivable, short-term loans payable, accounts payable, accrued expenses, contract liability, current portion of long-term debts, current operating and finance lease liabilities and other current liabilities for which fair values approximate their carrying amounts.

	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Liabilities
Public Warrants	$323,437	$323,437	$-	$-
Placement Warrants	$21,283	$-	$21,283	$-
Debt Warrants	$911,075	$-	$911,075	$-
Subtotal : Warrant liabilities	$1,255,795	$323,437	$932,358	-
Derivative Liability	$1,456,641	$-	$1,456,641	$-

The Public Warrants are classified as Level 1 in the fair value hierarchy because they valued using quoted market prices. The Placement Warrants, Debt Warrants, and Derivative Liability are classified as Level 2 in the fair value hierarchy. This classification is based on the availability of significant inputs used in the Black-Sholes model and Monte Carlo simulation, which are observable in the market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from Level 2 to Level 1 during the period from January 1, 2023 due to the increase of observable market activity.

NOTE 23 – DISCONTINUED OPERATIONS

As at June 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service. The results of operations in relation to the Company’s Drone solution service have been classified by the Company as discontinued operations for the six months ended June 30, 2023 and 2022 and are shown below:

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues	$925,205	$857,303	$83,334	$431,594
Cost of revenues	735,962	725,562	105,331	390,178
Gross profit	189,243	131,741	(21,997)	41,416

Operating expenses:
Selling expenses	4,099	5,904	684	900
General and administrative expenses	715,547	576,135	352,200	327,582
Research and development expenses	167,053	229,736	109,834	178,875
Total operating expenses	886,699	811,775	462,718	507,357

Loss from operations	(697,456)	(680,034)	(484,715)	(465,941)

Other income (expenses):
Interest income (expenses), net	(1,164)	-	(1,043)	-
Gain (Loss) on disposal of fixed assets	(9,761)	(176)	-	(176)
Impairment of fixed assets	(229,600)	-	(205,684)	-
Other income (expenses), net	91,482	691	7,968	-
Total other income (expenses)	(149,043)	515	(198,759)	(176)

Loss before income tax provision	$(846,499)	$(679,519)	$(683,474)	$(466,117)

NOTE 24 – SUBSEQUENT EVENTS

A.L.I. Technologies has not been able to pay some accounts payable by due date. As of August 10, 2023, the health insurance association seized our bank account in Japan for delinquent health insurance premiums. As a result, 28,075 USD deposited in the bank account has been seized.

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

To realize this vision, we have developed the following business areas but we are focusing manned air mobility area for the future:

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

Our air mobility enables urban mobility to expand into three-dimensional space. We believe our technology will change the future of transportation, improve lives, and create new industries. The XTURISMO LTD EDITION is a full spec version ranging from high quality carbon and equipped with intensive software capability which allows manual/autonomous/remote control driving experience. Each XTURISMO LTD EDITION is built to order, and accordingly, we begin production of each specific unit when a confirmed order is received by us. Due to the cost of the XTURISMO LTD EDITION, we have decided to limit the production of the XTURISMO LTD EDITION to 200 units. Most of the parts were created exclusively for the product with small unit orders resulting in the purchase price to be relatively expensive. The price of the current XTURISMO LTD EDITION is 77.7 million yen ($550,000 USD) per unit (including insurance and installation program) in Japan. We believe the price of the supply parts can be decreased if we are able to obtain further orders, and at such time we may be able to mass produce a less expensive model to facilitate safe, cost-effective, and easy-to-use air mobility solutions. Additionally, since the XTURISMO LTD EDITION is still in the development phase, the materials can change depending on the usage and unnecessary features can be omitted, both of which can reduce the price.

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

Discontinued Operations

As of June 30, 2023 we discontinued providing drone photography services and joint research and development services previously provided within our unmanned air mobility business. Current estimated costs and charges to be incurred in connection with discontinuing of this portion of our drone service business are not material.

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

Our Ability to Expand International Market

We are seeking to promote global expansion using partnerships, and our ability to succeed in this endeavor will affect our results of operations. Especially in the Gulf Cooperation Council, we have partners for creating the business in the area and will aim to raise funds which we believe will enable us to establish an office and R&D center in the area. We also expect that the area can be a distribution, manufacturing and marketing hub for the vehicles. After that or at the same time, we plan to expand sales channels to other regions, including the United States. Also, in order to facilitate such global expansion, we plan to acquire human resources in various countries outside of Japan.

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

Results of Operations

Comparison of Results of Operations for the six Months Ended June 30, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the six months ended June 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the six Months ended June 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$457,753	100.0%	$1,934,118	100.0%	$(1,476,365)	(76.3)%
COST OF REVENUE	600,280	131.1%	2,047,280	105.9%	(1,447,000)	(70.7)%
GROSS PROFIT	(142,527)	(31.1)%	(113,162)	(5.9)%	(29,365)	25.9%
Operating expenses
Selling expenses	63,525	13.9%	59,526	3.1%	3,999	6.7%
General and administrative expenses	10,108,287	n.m.	2,722,078	140.7%	7,386,209	271.3%
Research and development expenses	6,795,396	n.m.	4,484,102	231.8%	2,311,294	51.5%
Total operating expenses	16,967,208	n.m.	7,265,706	375.7%	9,701,502	133.5%
Income (loss) from operations	(17,109,735)	n.m.	(7,378,868)	(381.5)%	(9,730,867)	131.9%
Other income (expenses)	(1,266,631)	(276.7)%	830,451	42.9%	(2,097,082)	(252.5)%
Income (loss) before income tax provision	(18,376,366)	n.m.	(6,548,417)	(338.6)%	(11,827,949)	180.6%
Income taxes expense (benefit)	-	-	-	-	-	-
Net loss	(18,376,366)	n.m.	(6,548,417)	(338.6)%	(11,827,949)	180.6%

Revenue

Our total revenues decreased by $1,476,365, or 76.3% to $457,753 for the six months ended June 30, 2023 from $1,934,118 for the six months ended June 30, 2022. The decrease in our revenues was due to a decrease in sales from shared computing business.

Cost of Revenue

Our total costs of revenues decreased by $ 1,447,000, or 70.7%, to $ 600,280 for the six months ended June 30, 2023 from $2,047,280 for the six months ended June 30, 2022. The decrease in our costs was attributable to the decrease of sales described above.

Gross Profit

Our total gross loss increased by $ 29,365 or 25.9%, to $ 142,527 for the six months ended June 30, 2023 from $113,162 for the six months ended June 30, 2022.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended June 30, 2023 and 2022:

	For the six Months ended June 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$457,753	100.0%	$1,934,118	100.0%	$(1,476,365)	(76.3)%
Operating expenses
Selling expenses	63,525	13.9%	59,526	3.1%	3,999	6.7%
General and administrative expenses	10,108,287	n.m.	2,722,078	140.7%	7,386,209	271.3%
Research and development expenses	6,795,396	n.m.	4,484,102	231.8%	2,311,294	51.5%
Total operating expenses	16, 967,208	n.m.	7,265,706	375.7%	9,701,502	133.5%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense and travel and entertainment expenses.

	For the six Months ended June 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$1,233,994	12.2%	$1,125,100	41.3%	$108,894	9.7%
Consulting and professional service fees	5,133,291	50.8%	981,288	36.0%	4,152,003	423.1%
Share based payment	1,634,106	16.2%	-	-	1,634,106	n.m.
Rent expense	81,593	0.8%	72,926	2.7%	8,667	11.9%
Office, utility and other expenses	950,415	9.4%	224,402	8.2%	726,013	323.5. %
Travel and entertainment expense	271,563	2.7%	128,228	4.7%	143,335	111.8%
Commission fees expenses	292,234	2.9%	11,186	0.4%	281,048	n.m.
Other expenses	511,092	5.1%	178,948	6.6%	332,144	185.6%
Total general and administrative expenses	10,108,287	100%	2,722,078	100%	7,386,209	271.3%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $7,386,209 or 271.3%, to $10,108,287 for the six months ended June 30, 2023 from $2,722,078 for the six months ended June 30, 2022, primarily attributable to Consulting and professional service fees relating to the business combination with Pono.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the six Months ended June 30,
	2023		2022		Variance
Research and Development Expenses	Amount	% of	Amount	% of	Amount	% of
Raw materials	$4,084,773	60.1%	$1,719,734	38.4%	$2,365,039	137.5%
Labor expenses	580,173	8.5%	497,556	11.1%	82,617	16.6%
Outsourcing expenses	1,864,889	27.4%	1,919,725	42.8%	(54,836)	(2.9)%
Other expenses	265,560	3.9%	347,086	7.7%	(81,526)	(23.5)%
Total research and development expenses	6,795,396	100%	4,484,102	100%	2,311,294	51.5%

* Refers to the percentage of total research and development expenses.

Our research and development expenses increased by $ 2,311,294, or 51.5%, to $ 6,795,396 for the six months ended June 30, 2023 from $4,484,102 for the six months ended June 30, 2022, primarily attributable to the increase in raw materials cost for development of XTURISMO.

Other Income (Expenses), net

Our other income (expenses) primarily includes impairment loss of fixed assets.

Total other income, net, decreased by $2,097,082 or 252.5% from $830,451 of income for the six months ended June 30, 2022 to $1,266,631 of expenses for the six months ended June 30, 2023.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss of $18,376,366 for the six months ended June 30, 2023 representing a $11,827,949 or 180.6% increase from a net loss of $6,548,417 for the six months ended June 30, 2022. All net loss is attributable to AERWINS Technologies Inc.

Comparison of Results of Operations for the three Months Ended June 30, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the three months ended June 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months ended June 30,
	2023			2022		Variance
	Amount	% of		Amount	% of	Amount	% of
REVENUE	$25,703	100.0%		$321,171	100.0%	$(295,468)	(92.0)%
COST OF REVENUE	265,680	n.m.	%	425,962	132.6%	(160,282)	(37.6)%
GROSS PROFIT	(239,977)	(933.7)%		(104,791)	(32.6)%	(135,186)	129.0%
Operating expenses
Selling expenses	26,492	103.1%		56,624	17.6%	(30,132)	(53.2)%
General and administrative expenses	4,215,208	n.m.	%	1,462,361	455.3%	2,752,847	188.2%
Research and development expenses	4,751,800	n.m.	%	2,208,964	687.8%	2,542,836	115.1%
Total operating expenses	8,993,500	n.m.	%	3,727,949	n.m. %	5,265,551	141.2%
Income (loss) from operations	(9,233,477)	n.m.	%	(3,832,740)	n.m. %	(5,400,737)	140.9%
Other expenses	(1,504,369)	n.m.	%	462,924	144.1%	(1,967,293)	(425.0)%
Income (loss) before income tax provision	(10,737,846)	n.m.	%	(3,369,816)	n.m. %	(7,368,030)	218.6%
Income taxes expense (benefit)	-	-		-	-	-	-
Net loss	(10,737,846)	n.m.	%	(3,369,816)	n.m. %	(7,368,030)	218.6%

Revenue

Our total revenues decreased by $295,468, or 92.0% to $25,703 for the three months ended June 30, 2023 from $321,171 for the three months ended June 30, 2022. The decrease in our revenues was mainly due to a decrease in sales from shared computing business.

Cost of Revenue

Our total costs of revenues decreased by $ 160,282, or 37.6%, to $ 265,680 for the three months ended June 30, 2023 from $425,962 the three months ended June 30, 2022. The decrease in our costs was attributable to the decrease of sales described above.

Gross Profit

Our total gross profit decreased by $ 135,186, or 129.0%, to $ 239,977 of loss for the three months ended June 30, 2023 from $ 104,791 of loss for the three months ended June 30, 2022.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended June 30, 2023 and 2022:

	For the three Months ended June 30,
	2023			2022		Variance
	Amount	% of		Amount	% of	Amount	% of
REVENUE	$25,703	100.0%		$321,171	100.0%	$(295,468)	(92.0)%
Operating expenses
Selling expenses	26,492	103.1%		56,624	17.6%	(30,132)	(53.2)%
General and administrative expenses	4,215,208	n.m.	%	1,462,361	455.3%	2,752,847	188.2%
Research and development expenses	4,751,800	n.m.	%	2,208,964	687.8%	2,542,836	115.1%
Total operating expenses	8,993,500	n.m.	%	3,727,949	n.m. %	5,265,551	141.2%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense and travel and entertainment expenses.

	For the three Months ended June 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$474,063	11.2%	$500,006	34.2%	$(25,943)	(5.2)%
Consulting and professional service fees	1,092,364	25.9%	633,412	43.3%	458,952	72.5%
Share-based payment	1,634,106	38.8%	-	0.0%	1,634,106	n.m. %
Rent expense	42,149	1.0%	34,401	2.4%	7,748	22.5%
Office, utility and other expenses	382,171	9.1%	160,139	11.0%	222,032	138.6%
Travel and entertainment expense	58,945	1.4%	68,957	4.7%	(10,012)	(14.5)%
Commission fees expenses	283,409	6.7%	4,808	0.3%	278,601	n.m. %
Other expenses	248,000	5.9%	60,638	4.1%	187,362	309.0%
Total general and administrative expenses	4,215,208	100%	1,462,361	100%	2,752,847	188.2%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $2,752,847 or 188.2%, to $4,215,208 for the three months ended June 30, 2023 from $2,752,847 for the three months ended June 30, 2022, primarily attributable to Share-based payment and Consulting and professional service fees relating to the business combination with Pono.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the three Months ended June 30,
	2023		2022		Variance
Research and Development Expenses	Amount	% of	Amount	% of	Amount	% of
Raw materials	$3,364,570	70.8%	$850,311	38.5%	$2,514,259	295.6%
Labor expenses	296,743	6.2%	189,604	8.6%	107,139	56.5%
Outsourcing expenses	928,331	19.5%	925,693	41.9%	2,638	0.3%
Other expenses	162,156	3.4%	243,356	11.0%	(81,200)	(33.4)%
Total research and development expenses	4,751,800	100%	2,208,964	100%	2,542,836	115.1%

* Refers to the percentage of total research and development expenses.

Our research and development expenses increased by $ 2,542,836, or 115.1%, to $ 4,751,800 for the three months ended June 30, 2023 from $ 2,208,964 for the three months ended June 30, 2022, primarily attributable to the increase in raw materials cost for development of XTURISMO.

Other Income (Expenses), net

Our other income (expenses) primarily includes impairment loss related to fixed asets.

Total other income, net, decreased by $1,967,293 or 425.0% from $462,924 of income for the three months ended June 30, 2022 to $1,504,369 of expenses for the three months ended June 30, 2023.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss of $10,737,846 for the three months ended June 30, 2023 representing a $7,368,030 or 218.6% increase from a net loss of $3,369,816 for the three months ended June 30, 2022. All net loss is attributable to AERWINS Technologies Inc.

Results from Discontinued Operations

As at June 30, 2023, to facilitate cost reduction plan, the Company discontinued providing drone photography services and joint research and development services previously provided within its unmanned air mobility business. The results of operations in relation to these services have been classified by the Company as discontinued operations for the six months ended June 30, 2023 and 2022 and are shown below:

	For the six months ended June 30,		For the three six months ended June 30,
	2023	2022	2023	2022
Revenues	$925,205	$857,303	$83,334	$431,594
Cost of revenues	735,962	725,562	105,331	390,178
Gross profit	189,243	131,741	(21,997)	41,416

Operating expenses:
Selling expenses	4,099	5,904	684	900
General and administrative expenses	715,547	576,135	352,200	327,582
Research and development expenses	167,053	229,736	109,834	178,875
Total operating expenses	886,699	811,775	462,718	507,357

Loss from operations	(697,456)	(680,034)	(484,715)	(465,941)

Other income (expenses):
Interest income (expenses), net	(1,164)	-	(1,043)	-
Gain (Loss) on disposal of fixed assets	(9,761)	(176)	-	(176)
Impairment of fixed assets	(229,600)	-	(205,684)	-
Other income (expenses), net	91,482	691	7,968	-
Total other income (expenses)	(149,043)	515	(198,759)	(176)

Loss before income tax provision	$(846,499)	$(679,519)	$(683,474)	$(466,117)

Liquidity and Capital Resources

As of June 30, 2023, we had $35,359 in cash as compared to $1,278,026 as of December 31, 2022. We also had $159,278 in accounts receivable as of June 30, 2023 as compared to $980,688 as of December 31, 2022. Our accounts receivable primarily include balances due from services provided and accepted by customers. As of June 30, 2023, our working capital deficit was $6,037,574.

In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash. To that end, management is currently scrutinizing potential cost reductions among the operating expenses and other cost reductions to better align our expenses with revenues which resulted in our discontinuance as of June 30, 2023 of our drone photography services and joint research and development services previously provided within our unmanned air mobility business. Furthermore, we note that we have a history of operating losses, have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing and shareholder loans. As of June 30, 2023, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. In connection with our efforts to obtain additional working capital, we sold two Convertible Notes to the Selling Securityholder in the aggregate principal amount of $4,200,000 for an aggregate purchase price of $3,500,000 on April 12, 2023 and May 23, 2023, respectively, along with warrants to purchase 3,921,129 shares of our Common Stock and expect to close on the sale of a third Convertible Note in the principal amount of $1,800,000 for a purchase price of $1,500,000 which includes a warrant to purchase 1,680,484 shares of our Common Stock. See “Liquidity and Capital Resources – Recent Financing Transactions” below. The primary need for liquidity is to fund working capital and general corporate purposes, including personnel costs, capital expenditures and the costs of operating as a public company. The ability to fund operations, to make planned capital expenditures, to execute on the development and manufacture of air mobility platform COSMOS and the XTURISMO Limited Edition Hoverbike and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

During the quarter ended June 30, 2023, one of the Company’s directors, Kiran Sidhu and a former director, Daisuke Katano, paid some payables on behalf of the Company. Mr. Sidhu paid $102,000 and Mr. Katano paid $210,424. Each of these amounts remain outstanding as of June 30, 2023.

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2023, the Company has incurred net loss from continuing operations of $18,376,366 and accumulated deficit of $65,695,768. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company is attempting to commence operations and generate sufficient revenue, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain Effects this Offering May Have on the Exercise of the Warrants

Sales of a substantial number of shares of our Common Stock in the public market by the Selling Securityholder and/or by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock. The Total Resale Shares represent a substantial percentage of our total outstanding Common Stock as of the date of this prospectus. The Total Resale Shares being offered for resale in this prospectus represent [37.7]% of our current total outstanding Common Stock, assuming the sale of all of the Convertible Notes and exercises of all Warrants. Consequently, the sale of all securities being offered in this prospectus could result in a significant decline in the public trading price of our Common Stock.

In the event of the exercise of any of Warrants for cash, we will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, we would receive an aggregate of approximately $2,355,516, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” we will not receive any proceeds upon such exercise. We intend to use the proceeds received from the exercise of the Warrants, if any, for working capital and general corporate purposes, including personnel costs, capital expenditures and the costs of operating as a public company. The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, market conditions. We believe the likelihood that holders of our Warrants will exercise their Warrants, and therefore the amount of cash proceeds we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.298 per share on July 20, 2023. If the trading price of our Common Stock is less than the Warrant Exercise Prices, respectively, we expect that holders of the Warrants will not exercise them. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of Warrants. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections, but we do not currently expect to rely on the cash exercise of Warrants to fund our operations. We instead currently expect to rely on the sources of funding described below, if available on reasonable terms or at all.

Recent Financing Transactions

Stock Purchase Agreement. On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 3,196,311 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 5,000,000 shares of common stock of the Company (the “Company Shares”) upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Company Shares, and the Company Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 (Registration No. 333-268625) which was declared effective by the Securities and Exchange Commission on January 13, 2023.

Standby Equity Purchase Agreement. On January 23, 2023 (the “Effective Date”), Pono entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., (“YA”). The Company and its successors will be able to sell up to one hundred million dollars in aggregate gross purchase price of the Company’s shares of common stock, par value $0.000001 per share (the “Common Shares”) at the Company’s request any time during the 36 months following the date of the SEPA’s entrance into force. The shares would be purchased at 96% or 97% (depending on the type of notice) of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP of the Common Shares during the three consecutive trading days commencing on the advance notice date, other than the daily VWAP on any excluded days. “VWAP” means, for any trading day, the daily volume weighted average price of the Common Shares for such trading day on the principal market during regular trading hours as reported by Bloomberg L.P.

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

YA has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our common stock during any time prior to the public disclosure of the SEPA. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the Effective Date or (ii) the date on which YA shall have made payment of Advances (as defined in the SEPA) pursuant to the SEPA for the Common Shares equal to the Commitment Amount (as defined in the SEPA).

Lind Global Financing. On April 12, 2023, we entered into the Purchase Agreement with the Selling Securityholder pursuant to which we agreed to issue to the Selling Securityholder up to three Convertible Notes in the aggregate principal amount of $6,000,000 for an aggregate purchase price of $5,000,000 and up to Warrants to purchase 5,601,613 shares of the Company’s Common Stock (the “Transaction”).

The closings of the Transaction (the “Closings and each a “Closing”) will occur in tranches (each a “Tranche”): the Closing of the first Tranche (the “First Closing”) occurred on April 12, 2023 and consisted of the issuance and sale to the Selling Securityholder of a Convertible Note with a purchase price of $2,100,000 and a principal amount of $2,520,000 and the issuance to the Selling Securityholder of a Warrant to acquire 2,352,678 shares of common stock and the Closing of the second Tranche (the “Second Closing) which occurred on May 23, 2023 and consisted of the issuance and sale to the Selling Securityholder of a Convertible Note with a purchase price of $1,400,000 and a principal amount of $1,680,000, and the issuance to the Selling Securityholder of a Warrant to acquire 1,568,542 shares of common stock. So long as no Event of Default has occurred under the Convertible Note sold at the First Closing and the Second Closing, the Closing of the third Tranche (the “Third Closing), will consist of the issuance and sale to the Selling Securityholder of a Convertible Note with a purchase price of $1,500,000 and a principal amount of $1,800,000, and the issuance to the Selling Securityholder of a Warrant to acquire 1,680,484 shares of common stock and will occur upon the effectiveness of the Registration Statement that includes this prospectus. The Third Closing is subject to certain conditions precedent as set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at each Closing, the Company agreed to pay the Selling Securityholder a commitment fee in an amount equal to 2.5% of the funding amount being funded by the Selling Securityholder at the applicable Closing.

The Convertible Note issued in the First Closing has a maturity date of April 12, 2025, the Convertible Note issued in the Second Closing has a maturity date of May 23, 2025 and the Convertible Note to be issued in the Third Closing will have a maturity date of two years from the date of issuance (the “Maturity Date”). Each Convertible Note has a conversion price equal to the lesser of: (i) US$0.90 (“Fixed Price”); or (ii) 90% of the lowest single volume weighted average price during the 20 Trading Days prior to conversion of each Convertible Note (the “Conversion Price”). The Convertible Note will not bear interest other than in the event that if certain payments under the Convertible Note as set forth therein are not timely made, the Convertible Note will bear interest at the rate of 2% per month (prorated for partial months) until paid in full. The Company will have the right to prepay the Convertible Note under the terms set forth therein.

The Warrants were issued or will be issued to the Selling Securityholder without payment of any cash consideration. Each Warrant will have an exercise period of 60 months from the date of issuance. The Exercise price of the First Closing Warrant and Second Closing Warrant is $0.8926 per share and $0.7316 per share, respectively, subject to adjustments as set forth in the Warrant. The exercise price for each the Warrant issued at the Third Closing will be an amount equal to 100% of the 10-day VWAP prior to such closing. For further details regarding the Transaction, see “The Lind Global Financing.”

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months ended June 30,
	2023	2022
	Unaudited
Net cash provided by (used in) operating activities	$(8,186,637)	$(8,330,984)
Net cash provided by (used in) investing activities	(56,943)	455,206
Net cash provided by (used in) financing activities	5,256,096	2,892,417
Net cash provided by (used in) discontinued operations	23,988	(751,723)
Net increase (decrease) in cash and cash equivalents	(2,963,496)	(5,735,084)
Effect of exchange rate changes	1,720,829	(813,365)
Cash and cash equivalents, beginning of the year	1,278,026	10,020,459
Cash and cash equivalents, end of the year	$35,359	$3,472,010

Operating Activities

Net cash used in operating activities was $8,186,637 for the six months ended June 30, 2023, primarily consisting of the following:

● Net loss of $19,222,865 for the six months ended June 30, 2023.

● Share-based compensation of $3,658,298.

● Impairment loss of $1,565,853.

● Decrease in Other receivable of $1,215,560.

● Increase in Accounts payable of $2,871,733.

Net cash used in operating activities was $8,330,984 for the six months ended June 30, 2022, primarily consisting of the following:

● Net loss of $7,227,936 for the six months ended June 30, 2022.

● Gain on sale of investment securities of $451,154.

● Increase in Other Receivable of $501,927

● Decrease in Accounts payable of $731,439.

Investing Activities

Net cash used in investing activities amounted to $56,943 for the six months ended June 30, 2023, and included purchase of fixed assets of $20,757 and purchase of intangible assets of $36,186.

Net cash provided by investing activities amounted to $455,206 for the six months ended June 30, 2022, and included a purchase of fixed assets of $22,407 and Proceeds from disposal of investments of $487,427.

Financing Activities

Net cash provided by financing activities amounted to $5,256,096, for the six months ended June 30, 2023 and primarily consisted of Proceeds from bond of $2,797,697 and Proceeds from reverse recapitalization of $1,595,831.

Net cash provided by financing activities amounted to $2,892,417 for the six months ended June 30, 2022 and primarily consisted of Proceeds from capital contribution of $3,082,473.

Contractual obligations

Lease commitment

The Company’s subsidiary, A. L. I. Technologies entered into 13 leases for its office space, multi-function printers and a vehicle, which were classified as operating leases. A. L. I. Technologies also entered into two leases classified as finance leases.

As of June 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance lease	Operating lease
2023 (six months)	64,834	93,987
2024	50,078	227,438
2025	10,283	155,979
2026	10,283	-
Thereafter	12,854	-
Total lease payments	148,332	477,404
Less: imputed interest	(5,780)	(4,991)
Total lease liabilities	142,552	472,413
Less: current portion	85,025	228,175
Non-current lease liabilities	$57,527	$244,238

Long Term Debt

The Company’s long-term debts included loans borrowed from banks and other financial institutions.

As of June 30, 2023, future minimum loan payments are as follows:

Year ending December 31,	Loan Payment
2023	183,029
2024	324,315
2025	2,049,191
2026	311,612
Thereafter	177,739
Total	3,045,886
Less interest	43,187
Balance as of June 30, 2023	$3,002,699

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Six months ended June 30, (unaudited)		Year ended December 31,
	2023	2022	2022
Current JPY: US$1 exchange rate	144.47	135.69	131.81
Average JPY: US$1 exchange rate	134.91	123.10	131.46

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level. Management has determined that a material weakness exists due to our late filing of certain reports required to be filed by us with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

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

[None.]

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

AERWINS TECHNOLOGIES INC.

Dated: August 21, 2023	By:	/s/ Taiji Ito
	Name:	Taiji Ito
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2023	By:	/s/ Kensuke Okabe
	Name:	Kensuke Okabe
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

