Form 10-Q
period 2023-09-30
AERWINS Technologies Inc.
filed 2023-11-28
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 62,688,215 shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of November 20, 2023.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERWINS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,174	$1,278,026
Notes receivable	-	3,488
Accounts receivable, net	180,193	980,688
Others receivable	778,446	2,089,921
Prepaid expenses	1,827,865	611,959
Inventory	-	2,687,092
Escrow deposit	-	575,000
Total current assets	2,811,678	8,226,174

Long-term Assets
Property and equipment, net	-	1,390,547
Intangible assets, net	-	150,576
Investment-equity method	-	997,470
Operating lease right-of-use assets	-	693,474
Long-term loans receivable	95,031	107,735
Other non-current assets	129,649	213,370
Total long-term assets	224,680	3,553,172

Total Assets	$3,036,358	$11,779,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans payable	$334,604	$-
Short-term loans payable, related party	441,929	-
Accounts payable	5,827,219	3,333,675
Accounts payable, related party	628,903	-
Notes payable	1,480,000	-
Others payable	710,965	230,060
Accrued expenses	1,079,728	402,036
Contract liabilities	708,810	1,104,582
Current portion of long-term loans	160,811	54,624
Finance leases liabilities-current	82,203	102,114
Operating leases liabilities-current	220,602	293,710
Other current liabilities	-	380,344
Total Current Liabilities	11,675,774	5,901,145

Longer-term liabilities
Long-term loans	2,742,220	3,259,237
Long-term convertible promissory note, net	997,104	-
Derivative liability	1,581,579	-
Finance leases liabilities-non-current	55,617	87,056
Operating leases liabilities-non-current	236,131	397,720
Other long-term liabilities	160,016	225,284
Warrant liabilities	552,032	-
Total long-term liabilities	6,324,699	3,969,297

Total Liabilities	18,000,473	9,870,442

Stockholders’ Equity:
Common stock, par value $0.000001, 400,000,000 shares authorized; 62,688,215 and 46,929,065 shares issued and outstanding, respectively in September 30, 2023 and December 31, 2022*	62	47
Preferred stock, par value $0.000001, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Additional Paid-in capital	54,092,576	49,299,343
Retained earnings (Accumulated deficiency)	(69,560,075)	(46,472,904)
Treasury stock	(575,000)	-
Accumulated other comprehensive income (loss)	1,078,322	(917,582)
Stockholders’ Equity (Deficit)	(14,964,115)	1,908,904
Total Liabilities and Stockholders’ Equity (Deficit)	$3,036,358	$11,779,346

*	Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the nine months ended September 30,	For the nine months ended September 30,	For the three months ended September 30,	For the three months ended September 30,
	2023	2022	2023	2022
	Unaudited
Revenues	$494,661	$2,140,871	$36,908	$206,753
Cost of revenues	2,078,125	2,399,459	1,477,845	352,179
Gross loss	(1,583,464)	(258,588)	(1,440,937)	(145,426)

Operating expenses:
Selling expenses	63,525	78,952	-	19,426
General and administrative expenses	11,867,931	4,304,138	1,759,644	1,582,060
Research and development expenses (recovery)	6,748,994	6,389,268	(46,402)	1,905,166
Total operating expenses	18,680,450	10,772,358	1,713,242	3,506,652

Loss from operations	(20,263,914)	(11,030,946)	(3,154,179)	(3,652,078)

Other income (expenses):
Interest expenses, net	(1,145,176)	(19,540)	(660,226)	(5,699)
Gain (Loss) on foreign currency transaction	(10,179)	65,454	241	(23,087)
Gain (Loss) on disposal of fixed assets	(936)	-	255	-
Impairment on fixed assets	(1,599,985)	-	(34,132)	-
Equity in earnings of investee	(11,640)	4,126	-	(6,610)
Gain (loss) on sale of investment securities	-	432,980	-	(18,174)
Loss on debt extinguishment	(666,641)	-	(666,641)	-
Gain on fair value adjustments of warrant	1,903,436	-	703,764	-
Gain (loss) on fair value adjustments of derivative	470,735	-	(124,938)	-
Derivative expense	(1,088,477)	-	-	-
Other income (expenses), net	178,828	293,641	78,273	(222)
Total other income (expenses)	(1,970,035)	776,661	(703,404)	(53,792)

Loss before income tax provision	(22,233,949)	(10,254,285)	(3,857,583)	(3,705,870)

Income tax expense	-	(19,661)	-	(19,661)

Net loss from continuing operations	(22,233,949)	(10,273,946)	(3,857,583)	(3,725,531)

Discontinued operations (Note 25)
Loss from discontinued operations	(853,223)	(1,025,120)	(6,724)	(345,601)
Loss on discontinued operations	(853,223)	(1,025,120)	(6,724)	(345,601)

Net loss	$(23,087,172)	$(11,299,066)	$(3,864,307)	$(4,071,132)

Other comprehensive income:
Foreign currency translation adjustment	1,995,904	(760,659)	(296,946)	919,736

Total other comprehensive loss	1,995,904	(760,659)	(296,946)	919,736
Total comprehensive loss	$(21,091,268)	$(12,059,725)	$(4,161,253)	$(3,151,396)

Net loss per common share from continuing operations
Basic	$(0.38)	$(0.23)	$(0.06)	$(0.08)
Anti-Diluted	$(0.38)	$(0.23)	$(0.06)	$(0.08)

Net Income (loss) per common share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.00)	$(0.01)
Anti-Diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding*
Basic	57,515,446	43,917,191	62,547,298	46,291,743
Effect of dilutive securities
Convertible debt	2,880,633	-	3,697,046	-
Conversion of option warrants	12,237,431	4,607,744	15,705,700	5,215,944
Diluted	72,633,510	48,524,935	81,950,044	51,507,687

*	Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2022	41,206,805	$41	-	$-	$32,288,699	$(31,993,085)	$-	$(238,057)	$57,598

Corporate bond conversion	2,034,611	2	-	-	7,176,346	-	-	-	7,176,348

Net loss	-	-	-	-	-	(3,392,003)	-	-	(3,392,003)

Other comprehensive loss	-	-	-	-	-	-	-	(195,256)	(195,256)

Balances at March 31, 2022	43,241,416	$43	-	$-	$39,465,045	$(35,385,088)	$-	$(433,313)	$3,646,687

Issuance of common stock	797,474	1	-	-	2,715,195	-	-	-	2,715,196

Issuance of common stock upon exercise of stock options	351,309	-	-	-	367,278	-	-	-	367,278

Net loss	-	-	-	-	-	(3,835,933)	-	-	(3,835,933)

Other comprehensive loss	-	-	-	-	-	-	-	(1,485,139)	(1,485,139)

Balances at June 30, 2022	44,390,199	$44	-	$-	$42,547,518	$(39,221,021)	$-	$(1,918,452)	$1,408,089

Issuance of common stock	1,852,197	2	-	-	5,683,985	-	-	-	5,683,987

Issuance of common stock upon exercise of stock options	686,670	1	-	-	1,067,708	-	-	-	1,067,709

Stock-based compensation					132				132

Net loss	-	-	-	-	-	(4,071,132)	-	-	(4,071,132)

Other comprehensive income	-	-	-	-	-	-	-	919,736	919,736

Balances at September 30, 2022	46,929,066	$47	-	$-	$49,299,343	$(43,292,153)	$-	$(998,716)	$5,008,521

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2023	46,929,065	$47	-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

Issuance of common stock prior to the closing of Business Combination	5,000,000	5	-	-	(1,156,124)	-	-	-	(1,156,119)

Reverse recapitalization	3,740,187	4	-	-	(878,120)	-	-	-	(878,116)

Issuance of common stock warrants for services	413,103	0	-	-	4,338,298	-	-	-	4,338,298

Acquisition of treasury stock	57,500	-	-	-	-	-	(575,000)	-	(575,000)

Net loss	-	-	-	-	-	(7,801,544)	-	-	(7,801,544)

Other comprehensive loss	-	-	-	-	-	-	-	(55,127)	(55,127)

Balances at March 31, 2023	56,139,855	$56	-	$-	$51,603,397	$(54,274,448)	$(575,000)	$(972,709)	$(4,218,704)

Issuance of common stock for services	5,269,291	5	-	-	1,919,995	-	-	-	1,920,000

Net loss	-	-	-	-	-	(11,421,320)	-	-	(11,421,320)

Other comprehensive income	-	-	-	-	-	-	-	2,347,977	2,347,977

Balances at June 30, 2023	61,409,146	$61	-	$-	$53,523,392	$(65,695,768)	$(575,000)	$1,375,268	$(11,372,047)

Issuance of common stock for services	1,279,069	1	-	-	569,184	-	-	-	569,185

Net loss	-	-	-	-	-	(3,864,307)	-	-	(3,864,307)

Other comprehensive loss	-	-	-	-	-	-	-	(296,946)	(296,946)

Balances at September 30, 2023	62,688,215	$62	-	$-	$54,092,576	$(69,560,075)	$(575,000)	$1,078,322	$(14,964,115)

* Retrospectively restated for effect of the business combination on February 6, 2023.

See Notes to Consolidated Financial Statements (unaudited)

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,087,172)	$(11,299,066)
Net loss from discontinued operations	(853,223)	(1,025,120)
Net loss from continuing operations	(22,233,949)	(10,273,946)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expenses	182,689	186,337
Amortization expenses	22,934	31,989
Interest expense	1,145,165	-
Non-cash lease expense	189,295	247,006
Share-based compensation	5,190,773	-
Gain on fair value adjustments of warrant	(1,903,436)	-
Change in fair value of derivative liability	(470,735)	-
Revert of bad debt expenses	7,088	(664)
Impairment loss	1,599,985	-
Loss on disposal of fixed assets	936	2,894
Gain on sale of investment securities	-	(432,980)
Loss on debt extinguishment	666,641	-
Equity in earnings of investee	11,640	(4,126)
Derivative expense	1,088,477	-
Write-off of inventory	1,487,493	-

Decrease (Increase) in operating assets:
Accounts receivable	(45,768)	(49,447)
Others Receivable	1,152,107	(39,557)
Prepaid expenses	126,564	(92,653)
Advances and prepayments to suppliers	142,528	(67,060)
Inventory	924,661	(1,000,412)
Other current assets,	-	(68,114)
Other non current assets	29,217	-

Increase (Decrease) in operating liabilities:
Accounts payable	2,783,347	106,281
Notes payable	20,987	-
Others payable	599,867	(134,215)
Accrued expenses	380,623	73,739
Deferred revenue	(286,453)	616,204
Operating lease liabilities-current	(9,426)	(64,115)
Other current liabilities	(362,922)	(31,042)
Operating lease liabilities-Non-current	(144,733)	(173,252)
Other non-current liabilities	(41,867)	(135,276)

Net cash used by continuing operations	(7,746,272)	(11,302,409)
Net cash used by discontinued operations	(44,011)	(790,652)
Net cash used by operating activities	(7,790,283)	(12,093,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(20,757)	(41,416)
Purchase of intangible assets	(36,186)	(17,464)
Proceeds from disposal of investments	-	467,791
Repayment of loans receivable	-	15,593
Net cash provided (used) by continuing operations	(56,943)	424,504
Net cash provided (used) by discontinued operations	(5,123)	(137,798)
Net cash (used) by investing activities	(62,066)	286,706

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	9,834,301
Proceeds from bond	2,797,698	-
Proceeds from loans	3,706,344	-
Repayments to loans	(2,663,142)	(166,299)
Payments for finance leases	(40,709)	(69,288)
Proceeds from reverse recapitalization with AERWINS Inc., net	1,595,837	-
Net cash provided by continuing operations	5,396,028	9,598,714
Net cash provided by discontinued operations	-
Net cash provided by financing activities	5,396,028	9,598,714

Net decrease in cash and cash equivalents	(2,456,321)	(2,207,641)
Effects of exchange rates change on cash	1,203,469	(1,434,644)
Cash and cash equivalents at beginning of period	1,278,026	10,020,459
Cash and cash equivalents at beginning of period held by discontinued operation	-	-
Cash and cash equivalents at ending of period held by discontinued operation	-	-
Cash and cash equivalents at end of period	$25,174	$6,378,174

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during period for:
Interest	$14,094	$20,025
Income taxes	$-	$31,136

See Notes to Consolidated Financial Statements (unaudited)

 AERWINS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On February 3, the Company received from the Business Combination with Pono net cash of $1,595,831. The Company also assumed $25,750 in prepaid expenses, $1,432,603 in other payable, $1,580,000 in notes payable ($1,480,000 as of September 30, 2023), $643,213 in warrant liabilities. The total funds from the Business Combination $1,595,831. This amount was available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono trust and working capital cash	$1,802,594
Cash—Subscription agreement made immediately before the closing	5,000,000
Less: transaction costs and advisory fees	5,206,763
Total funds from the Business Combination	$1,595,831

Regarding the notes payable of $1,480,000 described above, the Company has not paid by the due date. Accordingly, the Company is regarded as in default and recognizes interest expenses of $110,157 as accrued expenses.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2023, the Company has incurred net loss from continuing operations of $22,233,949 and accumulated deficit of $69,560,075. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

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

Unaudited Interim Consolidated Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2023, the interim consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity (deficiency), and cash flows for the nine months ended September 30, 2023 and 2022 and the related notes to such interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The consolidated results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Inventories

Inventories consist principally of raw materials used for rendering computing sharing services and for manufacturing hoverbikes. Work in progress represents the costs incurred to date on unfinished products or services. The costs recognized as work in progress include direct materials, direct labor, and overhead costs that are directly attributable to the production of the unfinished product or service. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method for merchandise. Net realizable value is calculated at estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Loss from inventories written down to net realizable value should be recognized whenever the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes. When inventories have been written down below cost, the reduced amount is to be considered the cost for subsequent accounting purposes. During the nine months ended September 30, 2023, inventory write-downs of $1,487,493 were recorded to reflect the decrease in anticipated net realizable value as the Company is pursuing the redesign of its hoverbike and considering strategic alternatives for the non-core operations.

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

		Percentage of Effective Ownership
Name of Subsidiary	Place of Organization	September 30, 2023	December 31, 2022
ASC TECH Agent	Japan	0%	48.81%

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

Share-based Compensation

We account for the share-based compensation in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 718 — “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Nine months ended September 30, (unaudited)		Year ended December 31,
	2023	2022	2022
Current JPY: US$1 exchange rate	149.43	144.71	131.81
Average JPY: US$1 exchange rate	138.14	128.26	131.46

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

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. Cost of revenues also includes royalty/license payments to vendors, hosting and infrastructure costs related to the delivery of the Company’s products and services, and inventory write-down.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses for nine months ended September 30, 2023 and 2022 (unaudited) were $63,525 and $78,952, respectively.

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

For the nine months ended September 30, 2023, Customer A accounts for 27.7% of the Company’s total revenues.

For the nine months ended September 30, 2022, Customer C and Customer D accounts for respectively 14.8% and 12% of the Company’s total revenues.

As of September 30, 2023, Customer A accounts for 19.6% and Customer B accounts for 70.2% of the Company’s total accounts receivable. As of December 31, 2022, Customer E, Customer F and Customer G accounts for respectively 15.1%, 16.2% and 12.8% of the Company’s total accounts receivable

For the nine months ended September 30, 2023, Vendor A and Vendor B accounts for respectively 39.4% and 16.4% of the Company’s total raw material purchases.

For the nine months ended September 30, 2022, Vendor B accounts for respectively 30.8% of the Company’s total raw material purchases.

As of December 31, 2022, Vendor A accounts for 31.2% of the Company’s total accounts payable. As of September 30, 2023, Vendor A accounts for 20.1% of the Company’s total accounts payable.

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

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,
	2023 (unaudited)	December 31, 2022
Accounts receivable	$186,745	$980,688
Less: allowance for doubtful accounts	(6,552)	-
Accounts receivable, net	$180,193	$980,688

Allowance for doubtful accounts movement is as follows:

	September 30,
	2023 (unaudited)	December 31, 2022
Beginning balance	$-	$(739)
Change during the period	6,552	739
Ending balance	$6,552	$-

Other receivable movement is as follows:

	September 30,
	2023 (unaudited)	December 31, 2022
Beginning balance	$2,089,921	$1,034,690
Change during the period	(1,296,676)	1,189,020
Foreign currency translation adjustment	(14,799)	(133,789)
Ending balance	$778,446	$2,089,921

The change during the year in 2022 is mainly from increase of consumption tax receivable that has been refunded in 2023.

NOTE 5 — PREPAID EXPENSES

	September 30, 2023 (unaudited)	December 31, 2022
Prepaid expenses	$1,800,826	$431,935
Advances to Suppliers	27,039	180,024
Total	$1,827,865	$611,959

Of the total prepaid expenses as at September 30, 2023, $1,636,703 is attributable to prepaid stock-based compensation.

NOTE 6 — INVENTORY

Inventory consists of the following:

	September 30,
	2023 (unaudited)	December 31, 2022
Raw materials	$202,381	$1,533,784
Work in progress	1,245,274	1,135,852
Product	30,614	-
Stored item	9,224	17,456
Write-off of inventory	(1,487,493)	-
Total	$-	$2,687,092

During the nine months ended September 30, 2023, inventory write-downs of $1,487,493 were recorded to reflect the decrease in anticipated net realizable value as the Company is pursuing the redesign of its hoverbike and considering strategic alternatives for the non-core operations.

NOTE 7 — SEGMENT INFORMATION

Management determined the Company’s operations constituted one reportable segment in accordance with ASC 280—Air mobility segment. Revenue by each service line can be found in Note 8 below.

NOTE 8 — REVENUE RECOGNITION

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

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the nine months and three months ended September 30, 2023 and 2022 is as following (unaudited):

	Nine months ended
	September 30, (unaudited)
	2023	2022
Revenue from sales of Computing Equipment	$-	$499,758
Revenue from Computing Power Sharing services	138,508	1,077,061
Revenue from Project Management for Computing Share	6,153	564,052
Consulting service	350,000	-
Total Revenue	$494,661	$2,140,871

	Three months ended
	September 30, (unaudited)
	2023	2022
Revenue from Computing Power Sharing services	$36,908	$206,753
Total Revenue	$36,908	$206,753

For the nine months ended September 30 in 2023 and 2022 (unaudited), almost all of the revenue generated are attributed to the Company’s operation in Japan.

Revenue from Air Mobility Drone Solution and Project Management are included in income from discontinued operations.

Contract Liability

As of September 30, 2023 (unaudited) and December 31, 2022, the Company recognizes contract liability of $708,810 and $1,104,582 respectively. Contract liability primarily represents the Company’s remaining performance obligations under its service agreement at the end of the period, for which consideration has been received and revenue had not been recognized.

NOTE 9 – LOANS PAYABLE

Notes payable

On January 31, 2023, the Company promised to pay to Mahana Equity LLC, the principal sum of $1,130,000. In the case of an event of default, this note bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note and any accrued interest shall be payable on the earlier of raising more than $5,000,000 from Pono’s SEPA with Yorkville or as follows: (i) $300,000 on April 10, 2023 (ii) $300,000 on May 10, 2023; (iii) $300,000 on June 30, 2023; and (iv) $230,000 on July 31, 2023.

On January 31, 2023, the Company promised to pay to a third party lender the principal sum of $450,000. In the case of an event of default, this note bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note and any accrued interest shall be payable (the “Maturity date”) as follows (i) $100,000 on April 10, 2023 (ii) $100,000 on May 10, 2023; (iii) $100,000 on June 30, 2023; (iv) $100,000 on July 31, 2023; and (v) $50,000 on August 31, 2023.

As at September 30, 2023, the notes payable balance was $1,480,000 in default and recognized interest expenses of $110,156 as accrued expenses.

Short-term loan payable

During the nine months ended September 30, 2023, the Company received loans totaling $334,604 (JPY50,000,000) from third parties. Of these loans, $133,842 bears interest of 8% per annum and due 12 months from issue date. $200,762 bears interest of 8% per annum and due 70 days from issue date. The Company has not paid these loans by the due date. Accordingly, the Company is regarded as in default.

NOTE 10 — RELATED PARTY TRANSACTIONS

Guarantee provided by a director of A.L.I.

For the nine months ended September 30, 2023, the Company received a debt guarantee from the Representative Director of A.L.I. Daisuke Katano for a particular building lease agreement. The transaction amount is $129,598 which is calculated by the total rental fees paid during the period from January 1, 2023 to September 30, 2023 for the contracts for which guarantees were provided as of September 30, 2023. No warranty fees are paid.

Loan from a former director of Aerwins

On February 27, 2023, the Company’s wholly owned subsidiary in Japan, A.L.I. Technologies, entered into a loan agreement with Shuhei Komatsu, the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,384,370 US Dollars based on a conversion rate of 0.0066921 US Dollar for each 1 yen as of September 30, 2023). The original maturity date of the Loan under the Agreement was April 15, 2023, and was extended to June 30, 2023 (the “Maturity Date”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date.

The Company recognizes $46,580 of accrued expenses. On July 19, 2023, Shuhei enforced the pledge and gained control of ASC investment (approximately 48.81% of ASC TECH Agent) due to default status. During the nine months ended September 30, 2023, the Company derecognized investment in ASC Tech agent in full, derecognized the debt to Shuhei for $227,281, and recognized loss of $666,641. As of September 30, 2023, loan balance is $441,929.

Payable to Directors of Aerwins

In the third quarter of 2023, two directors of Aerwins, Kiran Sidhu and Daisuke Katano paid some payable on behalf of the Company. Mr. Sidhu paid $425,464 in the third quarter of 2023 and the same amount is outstanding as of September 30, 2023. Mr. Katano paid $203,439 in the third quarter of 2023 and the same amount is outstanding as of September 30, 2023. The Company will pay to them at an appropriate timing in light of its financial situation.

NOTE 11 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,
	2023 (unaudited)	December 31, 2022
Building	$13,315	$233,869
Accessory equipment	41,107	211,879
Structures	5,245	47,568
Vehicles	3,980	4,512
Tools, furniture and fixtures	457,701	1,751,969
Lease assets	164,836	186,871
Accumulated depreciation	(686,184)	(534,426)
Impairment	-	(511,695)
Property and equipment, net	$-	$1,390,547

Depreciation expense for nine months ended September 30, 2023 and 2022, were respectively $182,689 and $186,337.

NOTE 12 — INTANGIBLE ASSETS, NET

The components of intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,
	2023 (unaudited)	December 31, 2022
Software	$662,075	$706,320
Design right	101,578	111,334
Patent right	22,842	-
Accumulated amortization	(217,828)	(191,813)
Impairment	(568,667)	(475,265)
Intangible assets, net	$-	$150,576

Amortization expense for nine months ended September 30, 2023 and 2022, were respectively $22,934 and $31,989.

NOTE 13 — IMPAIRMENT LOSS

For the nine months ended September 30, 2023, the Company recognized impairment losses for the following assets:

Type	Impairment loss
Building	$199,601
Accessory equipment	146,334
Structures	37,975
Tools, furniture and fixtures	562,650
Operating Lease right-of-use assets	472,414
Software	71,095
Suspense payments	54,370
Design right	34,132
Patent right	21,414
Total	$1,599,985

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

NOTE 14 — LEASES

The components of lease costs are as follows:

	For the Nine months Ended
	September 30, (unaudited)
	2023	2022
Short-term lease costs	$38,318	$686
Finance lease costs	46,305	67,941
Operating lease costs	173,026	99,635
Total lease costs	$257,649	$168,262

As of September 30, 2023, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance lease	Operating lease

2023 (nine months)	$68,778	$120,549
2024	44,488	202,050
2025	9,135	138,568
2026	9,135	-
Thereafter	11,419	-
Total lease payments	142,955	461,167
Less: imputed interest	(5,135)	(4,434)
Total lease liabilities	137,820	456,733
Less: current portion	(82,203)	(220,602)

Non-current lease liabilities	$55,617	$236,131

The following table presents supplemental information related to the Company’s leases:

	For the Nine months Ended
	September 30, (unaudited)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154,159	$237,367
Financing cash flows from finance lease	$40,709	$69,288
Weighted average remaining lease term (years)
Finance leases	1.1	1.1
Operating leases	0.85	1.9
Weighted-average discount rate: (per annum)
Finance leases	2.66%	1.71%
Operating leases	0.94	0.94

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The amount of security deposits as of September 30, 2023 and as of December 31, 2022 is $129,598 and $174,111 respectively.

NOTE 15 — LONG-TERM DEBTS

The Company’s long-term loans borrowed from banks and other financial institutions, which consist of the following:

Name of Lender	Original Amount Borrowed (JPY)	Loan Duration	Annual Interest Rate	Balance as of September 30, 2023 (unaudited)	Balance as of December 31, 2022
Mizuho Bank, Ltd.	40,000,000	1/22/2021— 1/22/2028	0.00%	$267,684	$303,467
Mizuho Bank, Ltd.	60,000,000	1/22/2021— 1/22/2028	0.00%	401,526	455,201
Mizuho Bank, Ltd.	50,000,000	1/22/2021— 1/22/2028	1.70%	334,605	379,334
Japan Finance Corporation	50,000,000	12/29/2020— 12/31/2027	1.11%	334,605	279,190
Japan Finance Corporation	226,600,000	12/29/2020— 1/31/2026	0.50%	1,564,611	1,896,669
Aggregate outstanding principal balances				2,903,031	3,313,861
Less: current portion				(160,811)	(54,624)
Non-current portion				$2,742,220	$3,259,237

Interest expense for long-term debts was $14,093 and $19,728 for the nine months ended September 30, 2023 and 2022 (unaudited), respectively.

NOTE 16 – CONVERTIBLE PROMISSORY NOTES, NET

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

On April 12, 2023, the Company issued first tranche of convertible promissory note of $2,520,000 with maturity date of April 12, 2025 and no interest and issued warrant exercisable for 60 months to acquire 2,532,678 shares of common stock at $0.8926 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $0.90; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note; provided that in no event shall the conversion price be less than $0.18176 (the “Floor Price”). Debt issuance cost of $457,304, original issue discount of $420,000 and additional discount of $1,642,696 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

On May 23, 2023, the Company issued second tranche of convertible promissory note of $1,680,000 with maturity date of May 23, 2025 and no interest and issued warrant exercisable for 60 months to acquire 1,568,542 shares of common stock at $0.7316 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $0.90; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note; provided that in no event shall the conversion price be less than $0.18176 (the “Floor Price”). Debt issuance cost of $245,000, original issue discount of $280,000 and additional discount of $1,133,395 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

The notes consist of the following components as of September 30, 2023:

Principal	$4,200,000
Debt discount	(4,178,395)
Interest expense	975,499
Net Carrying Balance at September 30, 2023	$997,104

As of the period ended September 30, 2023, debt discount of the convertible notes consisted of following:

Start Date	End Date	Debt Discount At Debt Issuance	Amortization	Debt Discount As of September 30, 2023
April 12, 2023	April 12, 2025	$2,520,000	$630,000	$1,890,000
May 23, 2023	May 23, 2025	1,658,395	345,499	1,312,896
Total		$4,178,395	$975,499	$3,202,896

NOTE 17 – DERIVATIVE LIABILITY

The derivative liability is derived from the debt conversion option features in Note 14. They were valued using Monte Carlo simulation model using assumptions detailed below. As of September 30, 2023, the derivative liability was $1,581,579. The Company recorded $470,735 gain from changes in derivative liability during the nine months ended September 30, 2023. In addition, the Company recorded $1,088,477 as excess of derivative expense at initial valuation due to the total debt discount cannot excess the face amount of the convertible note balance. The Monte Carlo simulation model with following assumptions:

Volatility	124%
Risk-free rate	5.182% - 5.230%
Stock price	$0.12
Dividend Yield	-
Expected life	1.53 – 1.65 years

Fair value of the derivative is summarized as below:

Derivative Liability
Balance at January 1, 2023	$-
Additions	2,052,314
Change in fair value	(470,735)
Ending Balance, September 30, 2023	$1,581,579

NOTE 18 – WARRANT LIABILITY

The warrant liability is derived from warrants issued as debt warrants in Note 14, public warrants and placement warrants.

As of September 30, 2023, the total fair value of the warrant liability was $552,032.

The following table provides a reconciliation of the warrants measured at fair value using Level 1 inputs:

Public warrants
Balance at January 1, 2023	$-
Additions	-
Transfer from Level 2	603,750
Change in fair value	(362,250)
Ending Balance, September 30, 2023	$241,500

The Black-Scholes model with the following assumptions inputs:

Volatility	124.00%
Risk-free rate	5.18%
Stock price	0.12
Expected life	4.35 – 4.65 years

The following table provides a reconciliation of the warrants measured at fair value using Level 2 inputs:

	Public warrants	Placement warrants	Debt warrants
Balance at January 1, 2023	$-	-	-
Additions	603,750	39,463	1,812,253
Transfer to Level 1	(603,750)	-	-
Change in fair value	-	(23,310)	(1,517,874)
Ending Balance, September 30, 2023	$-	16,153	294,379

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life
Outstanding at December 31, 2022	-	$-	-
Granted	13,109,969	8.31	4.68
Outstanding at September 30, 2023	13,109,969	$8.31	4.68

NOTE 19 — INCOME TAXES

United States

Aerwins Technologies Inc. is a holding company registered in the State of Delaware incorporated in June 2022. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the three months periods ended September 30, 2023 and 2022, all taxable income (loss) of the Company is generated in Japan. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.59% for the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, the Company’s income tax expenses are as follows:

	For the Nine months Ended
	September 30,
	2023	2022
Current	$-	$19,661
Deferred	-	-
Total	$-	$19,661

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine months Ended
	September 30,
	2023	2022
Japanese statutory tax rate	34.59%	34.59%
Change in valuation allowance	(34.59)%	(34.76)%
Effective tax rate	(0.00)%	(0.17)%

For the Nine months ended September 30, 2023 and 2022 (unaudited)

The Company’s provision for income taxes for interim periods was determined using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company recognized income tax expense for the nine months ended September 30, 2023 and 2022, both of which were estimated corporate inhabitant taxes.

NOTE 20 — EQUITY METHOD

As of September 30, 2022 and 2021, the Company holds 48.81% of ASC TECH Agent. Accordingly, the Company applies equity method to its investment. For the nine months ended September 30, 2023 and 2022 (unaudited), net income from ASC TECH agent is recognized as equity in earnings of investee of $11,640 of loss and $4,126 of profit in the consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2023, the Company derecognized investment in ASC Tech agent and derecognized the debt to Shuhei. Accordingly, the Company recognized loss on sale of investment securities of $666,641 which is equal to the difference between the investment carrying amount and debt settled.

NOTE 21 – SHAREHOLDERS’ DEFICIT

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

Shares issued to service providers

The Company agreed with service providers to pay the service fees by issuing common stocks subject to the closing of the business combination. After the closing of the Business Combination, the Company issued 413,103 shares of common stock for the three months ended March 31, 2023. The Company issued 5,269,291 shares to consultants who provide the Company with several services for the three months ended June 30, 2023. These share issuances are recognized as expense at the fair value of the shares at the issuance date. The Company issued 1,279,069 shares to consultants who provide the Company with several services for the three months ended September 30, 2023. The total amount of fair value of shares issued for the nine months ended September 30, 2023 was $6,827,477 and $1,636,703 is recognized as prepaid expenses.

The Company’s outstanding shares increased by 15,759,150 for the nine months ended September 30, 2023, and recognized Common stock of $15 and Additional Paid-in Capital of $4,793,233. As of September 30, 2023, there were 62,688,215 of common shares issued. The numbers of common stocks are retrospectively presented to reflect the legal capital of post-merger AERWINS.

NOTE 22 – EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted earnings (loss) per share for the nine months and three months ended September 30, 2023 and 2022 is as follows:

	For the Nine months Ended
	September 30, (unaudited)
	2023	2022
Loss per share – basic
Numerator:
Net loss from continuing operations	$(22,233,949)	$(10,273,946)
Net loss from discontinued operation	(853,223)	(1,025,120)
Denominator:
Weighted average number of common shares outstanding used in calculating basic loss per share	57,515,446	43,917,191
Denominator used for loss per share
Loss per share from continuing operations (basic)	$(0.38)	$(0.23)
Loss per share from continuing operations (anti-diluted)	$(0.38)	$(0.23)
Loss per share from discontinued operation (basic)	$(0.01)	$(0.02)
Loss per share from discontinued operation (anti-diluted)	$(0.01)	$(0.02)

	For the Three months Ended
	September 30, (unaudited)
	2023	2022
Loss per share – basic
Numerator:
Net loss from continuing operations	$(3,857,583)	$(3,725,529)
Net loss from discontinued operation	(6,724)	(345,601)
Denominator:
Weighted average number of common shares outstanding used in calculating basic loss per share	62,547,298	46,291,743
Denominator used for loss per share
Loss per share from continuing operations (basic)	$(0.06)	$(0.08)
Loss per share from continuing operations (anti-diluted)	$(0.06)	$(0.08)
Loss per share from discontinued operation (basic)	$(0.00)	$(0.01)
Loss per share from discontinued operation (anti-diluted)	$(0.00)	$(0.01)

Basic loss per share equals diluted loss per share because the calculation of diluted loss per share would be anti-dilutive.

NOTE 23 – STOCK-BASED COMPENSATION

On July 27, 2022, Aerwins issued stock options to certain directors of the Company which can be exercised for a total of 2,648,000 shares of the Company’s common stock with an exercise price of $0.00015 per share and a vesting period shall commence on the first business day following the occurrence of going public (the “Trigger Date”), and thereafter (i) one third of the option shall vest on the three months anniversary of the Trigger Date, (ii) one third of the option shall vest on the fifteen month anniversary of the Trigger Date; and (iii) the remaining one third of the option shall vest on the twenty seven month anniversary of the Trigger Date. The remaining weighted average contractual life as of September 30, 2023, is 9.08 years.

Grant date	July 27, 2022
Number of shares at grant date	4,142,277
Outstanding at January 31, 2023	4,142,277
Forfeiture	(2,969,049)
Outstanding at September 30, 2023	1,173,228
Exercise price	$0.00015
Consideration paid to the Company at the grant date	$132

The number of shares is retrospectively presented to reflect the Business Combination with Pono.

The Company estimated the fair value of the stock-based compensation at $0.00005 using the Binomial Option Pricing Model with the following assumption inputs.

Exercise period	5 years
Share price on the issuance date	$0.0001
Volatility	64.22%
Expected dividend rate	0%
Risk-free interest rate	2.88%

NOTE 24 – FAIR VALUE MEASUREMENT

The estimated fair value of the Company’s financial instrument at September 30, 2023 and December 31, 2022 are set forth below. The following summary excludes cash and cash equivalents, accounts receivable, other receivable, short-term loans payable, accounts payable, accrued expenses, contract liability, current portion of long-term debts, current operating and finance lease liabilities and other current liabilities for which fair values approximate their carrying amounts.

	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Liabilities
Public Warrants	$241,500	$241,500	$-	$-
Placement Warrants	$16,153	$-	$16,153	$-
Debt Warrants	$294,379	$-	$294,379	$-
Subtotal: Warrant liabilities	$552,032	$241,500	$310,532	-
Derivative Liability	$1,581,579	$-	$1,581,579	$-

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

NOTE 25 – DISCONTINUED OPERATIONS

As at September 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service. The results of operations in relation to the Company’s Drone solution service have been classified by the Company as discontinued operations for the nine months ended September 30, 2023 and 2022 and are shown below:

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues	$928,388	$1,213,695	$3,183	$356,392
Cost of revenues	745,007	971,657	9,045	246,095
Gross profit	183,381	242,039	(5,862)	110,298

Operating expenses:
Selling expenses	4,099	5,986	-	82
General and administrative expenses	752,243	884,381	36,696	308,246
Research and development expenses	167,053	402,296	-	172,560
Total operating expenses	923,395	1,292,663	36,696	480,888

Loss from operations	(740,014)	(1,050,624)	(42,558)	(370,590)

Other income (expenses):
Interest expenses, net	(1,164)	-	-	-
Loss on disposal of fixed assets	(9,761)	(2,894)	-	(2,718)
Impairment of fixed asset	(229,600)	-	-	-
Other income, net	127,316	28,398	35,834	27,707
Total other income (expenses)	(113,209)	25,504	35,834	24,989

Loss before income tax provision	$(853,223)	$(1,025,120)	$(6,724)	$(345,601)

NOTE 26 – SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date of issuance of the unaudited financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the unaudited condensed financial statements.

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

Overview

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) through its subsidiaries is developing the XTURISMO Limited Edition Hoverbike (the “XTURISMO”). Following an evaluation of the viability of other areas of the Company’s business which it considers non-core in light of its limited working capital and desire to further enhance its core business of developing the XTURISMO Ltd. hoverbike, the Company is considering strategic alternatives for the non-core operations of its wholly owned indirect subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”) including, but not limited to, possible sale or other disposition of these assets. The non-core areas of the Company’s business include the COSMOS unmanned traffic management system, including further development of advancements to this system and the shared computing service business. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI, except that references to the “Company” “we,” “us,” or “Pono” in this Item 2 refer to Aerwins Technologies Inc. f/k/a Pono Capital Corp.

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

We are developing our air mobility business with the aim of contributing to society as a global company that leads the air mobility society by continuing to develop the XTURISMO. This hoverbike is a manifestation of the dream of air mobility that endeavors to create an entirely new way to experience the world, enabling users to feel the joy and pleasure of moving freely in space.

To achieve this goal, we have established a United States subsidiary in Los Angeles, California to pursue the redesign of the XTURISMO. These plans are intended to position the XTURISMO more favorably for wider markets, including the United States and Europe and to seek certification of the XTURISMO by the U.S. Federal Aviation Administration (the “FAA”). The redesign is expected to include an alternative powerplant and fuel source, airframe stabilization, use of more efficient rotors with safety features, an upgraded driver seat and enclosure, use of a harness-based wiring system and redesigned onboard electronic systems, among other things.

This initiative will be led by our Executive Chairman and President, Kiran Sidhu. Mr. Sidhu plans to lead a dedicated U.S. based team that will focus on obtaining FAA approval for XTURISMO and managing necessary redesigns. Among the recent steps Mr. Sidhu has taken on this project include discussions with an FAA-certified manufacturer with expertise in helicopter system design and the identification of additional FAA-certified companies that are expected to join the project. We believe that utilizing FAA-certified companies offers an increased level of technical and engineering and financial support that will enable us to implement the enhancements to the XTURISMO and thus expand its potential to enter new markets.

Mr. Sidhu has agreed to provide the Company with up to $300,000 in working capital to launch the initial phase of this redesign initiative by way of an interest-free demand loan. He strongly believes in the potential of XTURISMO and is committed to its success and has agreed to personally provide seed financing to jump start our planned redesign.

Data from the U.S. Bureau of Labor Statistics and Indeed.com reveal that the Los Angeles metropolitan area is home to the highest number of aerospace engineers in the U.S., with over 4,000 aerospace engineers. The region potentially employs over 50,000 professionals in the aerospace and defense sector. Prominent aerospace entities like Jet Propulsion Laboratory in Pasadena, SpaceX in Hawthorne, and NASA Armstrong Flight Research Center in Palmdale are nearby, and major aerospace corporations, including Boeing, Lockheed Martin, and Raytheon, have a local presence.

Discontinued Operations

As of September 30, 2023 we discontinued providing drone photography services and joint research and development services previously provided within our unmanned air mobility business. Current estimated costs and charges to be incurred in connection with discontinuing of this portion of our drone service business are not material.

Following an evaluation of the viability of other areas of the business which we consider non-core in light of its limited working capital and desire to further enhance its core business of developing the XTURISMO hoverbike, we are considering strategic alternatives for the non-core operations including, but not limited to, possible sale or other disposition of these assets. The non-core areas of the business include the COSMOS unmanned traffic management system, including further development of advancements to this system and the shared computing service business. The Company has not been able to make a reasonable estimate of the results these changes will have on its business and financial statements.

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

Results of Operations

Comparison of Results of Operations for the nine Months Ended September 30, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the nine months ended September 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Nine Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$494,661	100.0%	$2,140,871	100.0%	$(1,646,210)	(76.9)%
COST OF REVENUE	2,078,125	420.1%	2,399,459	112.1%	(321,334)	(13.4)%
GROSS LOSS	(1,583,464)	(320.1)%	(258,588)	(12.1)%	(1,324,876)	512.4%
Operating expenses
Selling expenses	63,525	12.8%	78,952	3.7%	(15,427)	(19.5)%
General and administrative expenses	11,867,931	2,399.2%	4,304,138	201%	7,563,793	175.7%
Research and development expenses	6,748,994	1,364.3%	6,389,268	298.4%	197,045	3.1%
Total operating expenses	18,680,450	3,776.4%	10,772,358	503.2%	7,745,411	71.9%
Loss from operations	(20,263,914)	(4,063.6)%	(11,030,946)	(515.3)%	(9,070,287)	82.2%
Other expenses	(1,970,035)	(398.3)%	776,661	36.3%	(2,746,696)	(353.7)%
Loss before income tax provision	(22,233,949)	(4,494.78)%	(10,254,285)	(479)%	(11,816,983)	115.2%
Income taxes expense	-	-	(19,661)	(0.9)%	19,661	(100)%
Loss from continuing operations	(22,233,949)	(4,494.78)%	(10,273,946)	(479.9)%	(11,797,322)	114.8%
Loss from discounted operations	(853,223)	(172.5)%	(1,025,120)	(47.9)%	171,897	(16.8)%
Net loss	$(23,087,172)	(4,667.2)%	$(11,299,066)	(527.8)%	$(11,625,425)	102.9%

Revenue

Our total revenues decreased by $1,646,210 or 76.9% to $494,661 for the nine months ended September 30, 2023 from $2,140,871 for the nine months ended September 30, 2022. The decrease in our revenues was due to a decrease in sales from shared computing business.

Cost of Revenue

Our total costs of revenues decreased by $321,334, or 13.4%, to $2,078,125 for the nine months ended September 30, 2023 from $2,399,459 for the nine months ended September 30, 2022. The decrease in our costs was attributable to the decrease of sales described above and inventory write-down.

Gross Loss

Our total gross loss increased by $1,324,876 or 512.4%, to $1,583,464 for the nine months ended September 30, 2023 from $258,588 for the nine months ended September 30, 2022. $1,487,493 of inventory write-down was included in cost of revenues in the nine months ended September 30, 2023.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended September 30, 2023 and 2022:

	For the nine Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$494,661	100%	$2,140,871	100.0%	$(1,646,210)	(76.9)%
Operating expenses
Selling expenses	63,525	12.8%	78,952	3.7%	(15,427)	(19.5)%
General and administrative expenses	11,867,931	2,399.2%	4,304,138	201%	7,563,793	175.7%
Research and development expenses	6,748,994	1,364.3%	6,389,268	298.4%	197,045	3.1%
Total operating expenses	$18,680,450	3,776.4%	10,772,358	503.2%	$7,745,411	71.9%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense and travel and entertainment expenses.

	For the Nine Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$1,468,500	12.4%	$1,660,748	38.6%	$(192,248)	(11.6)%
Consulting and professional service fees	6,915,884	58.3%	1,538,584	35.7%	5,377,300	349.5%
Depreciation	232,132	2. %	11,877	0.3	220,255	1,854.5%
Share based payment	1,634,106	13.8%	-	n/a	1,634,106	100.0%
Rent expense	114,447	1.0%	109,098	2.5%	5,350	4.9%
Office, utility and other expenses	589,499	5.0%	319,984	7.4%	269,515	84.2%
Travel and entertainment expense	266,363	2.2%	284,293	6.6%	(17,930)	(6.3)%
Commission fees expenses	382,020	3.2%	17,650	0.4%	364,370	2,064.4%
Other expenses	264,980	2.2%	361,904	8.4%	(96,924)	(26.8)%
Total general and administrative expenses	$11,867,931	100%	$4,304,138	100%	$7,563,793	175.7%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $7,563,793 or 175.7%, to $11,867,931 for the nine months ended September 30, 2023 from $4,304,138 for the nine months ended September 30, 2022, primarily attributable to Consulting and professional service fees relating to the business combination with Pono.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the nine months ended September 30,
	2023		2022		Variance
Research and Development Expenses	Amount	% of	Amount	% of	Amount	% of
Raw materials	$3,942,836	58.6%	$2,307,090	36.1%	$1,635,746	70.9%
Labor expenses	566,636	8.3%	652,281	10.2%	(85,645)	(13.1)%
Outsourcing expenses	1,821,375	26.9%	2,822,207	44.2%	(1,000,832)	(35.5)%
Other expenses	418,147	6.2%	607,690	9.5%	(352,224)	(58)%
Total research and development expenses	$6,748,994	100%	$6,389,268	100%	$197,045	3.1%

* Refers to the percentage of total research and development expenses.

Our research and development expenses increased by $197,045, or 3.1%, to $6,748,994 for the nine months ended September 30, 2023 from $6,389,268 for the nine months ended September 30, 2022, primarily attributable to the increase in raw materials cost for development of XTURISMO.

Other Income (Expenses), net

Our other income (expenses) primarily includes impairment loss of fixed assets.

Total other expense, net, decreased by $2,746,696 or 353.7% from $776,661 of income for the nine months ended September 30, 2022 to $1,970,035 of expenses for the nine months ended September 30, 2023.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss of $22,233,949 for the nine months ended September 30, 2023 representing a $11,797,322 or 114.8% increase from a net loss of $10,273,946 for the nine months ended September 30, 2022. All net loss is attributable to AERWINS Technologies Inc.

Comparison of Results of Operations for the three Months Ended September 30, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the three months ended September 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$36,908	100.0%	$206,753	100.0%	$(169,845)	(82.1)%
COST OF REVENUE	1,477,845	4,004.1%	352,179	170.3%	1,125,666	319.6%
GROSS LOSS	(1,440,937)	(3,904.1)%	(145,426)	(70.3)%	(1,295,511)	890.8%
Operating expenses
Selling expenses	-	-%	19,426	9.4%	(19,426)	(100.0)%
General and administrative expenses	1,759,644	4,767.6%	1,582,060	765.2%	177,584	11.2%
Research and development expenses (recovery)	(46,402)	(125.7)%	1,905,166	921.5%	(1,951,568)	(102.4)%
Total operating expenses	1,713,242	4,641.9%	3,506,652	1,696.1%	(1,793,310)	(51.1)%
Income (loss) from operations	(3,154,179)	(8,546.0)%	(3,652,078)	(1,766.4)%	497,899	(13.63)%
Other expenses	(703,404)	(1,905.8)%	(53,792)	(26)%	(649,614)	1,207.7%
Income (loss) before income tax provision	(3,857,583)	(10,451.8)%	(3,705,870)	(1,792.4)%	151,713	(4.09)%
Income taxes expense (benefit)	-	-	(19,661)	(9.5)%	19,661	(100.0)%
Loss from continuing operations	(3,857,583)	(10,451.8)%	(3,725,531)	(1,801.9)%	132,052	(3.5)%
Loss from discounted operations	(6,724)	(18.2)%	(345,601)	(167.2)%	338,877	(98.1)%
Net loss	(3,864,307)	(10,470.1)%	(4,071,132)	(1,969.1)%	206,825	(5.08)%

Revenue

Our total revenues decreased by $169,845, or 82.1% to $36,908 for the three months ended September 30, 2023 from $206,753 for the three months ended September 30, 2022. The decrease in our revenues was mainly due to a decrease in sales from shared computing business.

Cost of Revenue

Our total costs of revenues increased by $1,125,666, or 319.6%, to $1,477,845 for the three months ended September 30, 2023 from $352,179 the three months ended September 30, 2022. The increase in our costs was attributable to $1,487,493 of inventory write-down included in cost of revenues in the three months ended September 30, 2023.

Gross Loss

Our total gross loss increased by $1,295,511, or 890.8%, to $1,440,937 of loss for the three months ended September 30, 2023 from $145,426 of loss for the three months ended September 30, 2022. $1,487,493 of inventory write-down was included in cost of revenues in the three months ended September 30, 2023.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2023 and 2022:

	For the three Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$36,908	100%	$206,753	100.0%	$(169,845)	(82.1)%
Operating expenses
Selling expenses	-	-	19,426	9.4%	(19,426)	(100.0)%
General and administrative expenses	1,759,644	4,767.6%	1,582,060	765.2%	177,584	11.2%
Research and development expenses (recovery)	(46,402)	(125.7)%	1,905,166	921.5%	(2,114,249)	(111.0)%
Total operating expenses	$1,713,242	4,641.9%	$3,506,652	1,696.1%	$(1,956,091)	(55.8)%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense and travel and entertainment expenses.

	For the three Months ended September 30,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$234,506	13.3%	$535,648	33.9%	$(301,142)	(56.2)%
Consulting and professional service fees	1,782,593	101.3%	557,296	35.2%	1,225,297	219.9%
Depreciation	232,132	13.2%	11,877	0.8%	220,255	1,854.5%
Rent expense	32,854	1.9%	36,172	2.3%	(3,318)	(9.2)%
Office, utility and other expenses (recovery)	(360,915)	(20.5)%	95,582	6.0%	(456,497)	(477.6)%
Travel and entertainment expense (recovery)	(5,200)	(0.3)%	156,065	9.9%	(161,265)	(103.3)%
Commission fees expenses	89,786	5.1%	6,464	0.4%	83,322	1,289.0%
Other expenses (income)	(246,112)	(14)%	182,956	11.6%	(429,068)	(234.5)%
Total general and administrative expenses	$1,759,644	100%	$1,582,060	100%	$177,584	11.2%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $177,584, or 11.2%, to $1,759,644 for the three months ended September 30, 2023 from $1,582,060 for the three months ended September 30, 2022, primarily attributable to Share-based payment and Consulting and professional service fees relating to the business combination with Pono.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the three Months ended September 30,
	2023			2022		Variance
Research and Development Expenses	Amount	% of		Amount	% of	Amount	% of
Raw materials	$(46,402)	100%		$587,356	30.8%	$(796,439)	(135.6)%
Labor expenses	-	n/a	%	154,724	8.1%	(154,724)	(100)%
Outsourcing expenses	-	n/a	%	902,482	47.4%	(902,482)	(100)%
Other expenses	-	n/a	%	260,604	13.7%	(260,604)	(100)%
Total research and development expenses	$(46,402)	n/a	%	$1,905,166	100%	$(2,114,249)	(111)%

* Refers to the percentage of total research and development expenses.

Our research and development expenses decreased by $2,114,249, or 111%, to recovery of $46,402 for the three months ended September 30, 2023 from $ 1,905,166 for the three months ended September 30, 2022, primarily attributable to the increase in raw materials cost for development of XTURISMO.

Other Income (Expenses), net

Our other income (expenses) primarily includes impairment loss related to fixed assets.

Total other expenses, net, increased by $649,614 or 1,207.7% from $53,790 of expenses for the three months ended September 30, 2022 to $703,404 of expenses for the three months ended September 30, 2023.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss of $3,857,583 for the three months ended September 30, 2023 representing a $30,627 or 0.8% decrease from a net loss of $3,725,529 for the three months ended September 30, 2022. All net loss is attributable to AERWINS Technologies Inc.

Results from Discontinued Operations

As at September 30, 2023, to facilitate cost reduction plan, the Company discontinued providing drone photography services and joint research and development services previously provided within its unmanned air mobility business. The results of operations in relation to these services have been classified by the Company as discontinued operations for the nine months ended September 30, 2023 and 2022 and are shown below:

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues	$928,388	$1,213,695	$3,183	$356,392
Cost of revenues	745,007	971,657	9,045	246,095
Gross profit	183,381	242,039	(5,862)	110,298

Operating expenses:
Selling expenses	4,099	5,986	-	82
General and administrative expenses	752,243	884,381	36,696	308,246
Research and development expenses	167,053	402,296	-	172,560
Total operating expenses	923,395	1,292,663	36,696	480,888

Loss from operations	(740,014)	(1,050,624)	(42,558)	(370,590)

Other income (expenses):
Interest expenses, net	(1,164)	-	-	-
Loss on disposal of fixed assets	(9,761)	(2,894)	-	(2,718)
Impairment of fixed asset	(229,600)	-	-	-
Other income, net	127,316	28,398	35,834	27,707
Total other income (expenses)	(113,209)	25,504	35,834	24,989

Loss before income tax provision	$(853,223)	$(1,025,120)	$(6,724)	$(345,601)

Liquidity and Capital Resources

As of September 30, 2023, we had $25,174 in cash as compared to $1,278,026 as of December 31, 2022. We also had $180,193 in accounts receivable as of September 30, 2023 as compared to $980,688 as of December 31, 2022. Our accounts receivable primarily include balances due from services provided and accepted by customers. As of September 30, 2023, our working capital deficit was $8,864,096.

In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash. To that end, management is currently scrutinizing potential cost reductions among the operating expenses and other cost reductions to better align our expenses with revenues which resulted in our discontinuance as of September 30, 2023 of our drone photography services and joint research and development services previously provided within our unmanned air mobility business. Furthermore, we note that we have a history of operating losses, have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing and shareholder loans. As of September 30, 2023, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. In connection with our efforts to obtain additional working capital, we sold two Convertible Notes to Lind Global in the aggregate principal amount of $4,200,000 for an aggregate purchase price of $3,500,000 on April 12, 2023 and May 23, 2023, respectively, along with warrants to purchase 3,921,129 shares of our Common Stock and expect to close on the sale of a third Convertible Note in the principal amount of $1,800,000 for a purchase price of $1,500,000 which includes a warrant to purchase 1,680,484 shares of our Common Stock. See “Liquidity and Capital Resources – Recent Financing Transactions” below. The primary need for liquidity is to fund working capital and general corporate purposes, including personnel costs, capital expenditures and the costs of operating as a public company. The ability to fund operations, to make planned capital expenditures, to execute on the development and manufacture of the XTURISMO Limited Edition Hoverbike and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

During the quarter ended September 30, 2023, one of the Company’s directors, Kiran Sidhu and a former director, Daisuke Katano, paid some payables on behalf of the Company. Mr. Sidhu paid $425,464 and Mr. Katano paid $203,439. Each of these amounts remain outstanding as of September 30, 2023.

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2023, the Company has incurred net loss from continuing operations of $22,233,949 and accumulated deficit of $69,560,075. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company is attempting to commence operations and generate sufficient revenue, the Company’s cash position is not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain Effects of Future Sales of our Common Stock May Have on the Exercise of the Warrants

Sales of a substantial number of shares of our Common Stock in the public market by Lind Global and/or by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common Stock. The shares of our common stock issuable upon conversion of the convertible notes held by Lind Global and upon exercise of warrants it holds would represent a substantial percentage of our total outstanding Common Stock as of the date of this report, assuming the sale of all of the Convertible Notes and exercises of all Warrants. Consequently, the sale of all securities that Lind has the right to acquire could result in a significant decline in the public trading price of our Common Stock.

In the event of the exercise of any Warrants for cash, we will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, we would receive an aggregate of approximately $2,355,516, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” we will not receive any proceeds upon such exercise. We intend to use the proceeds received from the exercise of the Warrants, if any, for working capital and general corporate purposes, including personnel costs, capital expenditures and the costs of operating as a public company. The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, market conditions. We believe the likelihood that holders of our Warrants will exercise their Warrants, and therefore the amount of cash proceeds we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.128 per share on November 27, 2023. If the trading price of our Common Stock is less than the Warrant Exercise Prices, respectively, we expect that holders of the Warrants will not exercise them. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of Warrants. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections, but we do not currently expect to rely on the cash exercise of Warrants to fund our operations. We instead currently expect to rely on the sources of funding described below, if available on reasonable terms or at all.

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

Lind Global Financing. On April 12, 2023, we entered into the Purchase Agreement with Lind Global Fund II LP (“Lind Global”) pursuant to which we agreed to issue to Lind Global up to three Convertible Notes in the aggregate principal amount of $6,000,000 for an aggregate purchase price of $5,000,000 and up to Warrants to purchase 5,601,613 shares of the Company’s Common Stock (the “Transaction”).

The closings of the Transaction (the “Closings and each a “Closing”) will occur in tranches (each a “Tranche”): the Closing of the first Tranche (the “First Closing”) occurred on April 12, 2023 and consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $2,100,000 and a principal amount of $2,520,000 and the issuance to Lind Global of a Warrant to acquire 2,352,678 shares of common stock and the Closing of the second Tranche (the “Second Closing) which occurred on May 23, 2023 and consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $1,400,000 and a principal amount of $1,680,000, and the issuance to Lind Global of a Warrant to acquire 1,568,542 shares of common stock. So long as no Event of Default has occurred under the Convertible Note sold at the First Closing and the Second Closing, the Closing of the third Tranche (the “Third Closing), will consist of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $1,500,000 and a principal amount of $1,800,000, and the issuance to Lind Global of a Warrant to acquire 1,680,484 shares of common stock and will occur upon the effectiveness of the Registration Statement that includes this prospectus. The Third Closing is subject to certain conditions precedent as set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, at each Closing, the Company agreed to pay Lind Global a commitment fee in an amount equal to 2.5% of the funding amount being funded by Lind Global at the applicable Closing.

The Convertible Note issued in the First Closing has a maturity date of April 12, 2025, the Convertible Note issued in the Second Closing has a maturity date of May 23, 2025 and the Convertible Note to be issued in the Third Closing will have a maturity date of two years from the date of issuance (the “Maturity Date”). Each Convertible Note has a conversion price equal to the lesser of: (i) US$0.90 (“Fixed Price”); or (ii) 90% of the lowest single volume weighted average price during the 20 Trading Days prior to conversion of each Convertible Note (the “Conversion Price”); provided that in no event shall the conversion price be less than $0.18176 (the “Floor Price”). The Convertible Note will not bear interest other than in the event that if certain payments under the Convertible Note as set forth therein are not timely made, the Convertible Note will bear interest at the rate of 2% per month (prorated for partial months) until paid in full. The Company will have the right to prepay the Convertible Note under the terms set forth therein.

The Warrants were issued or will be issued to Lind Global without payment of any cash consideration. Each Warrant will have an exercise period of 60 months from the date of issuance. The Exercise price of the First Closing Warrant and Second Closing Warrant is $0.8926 per share and $0.7316 per share, respectively, subject to adjustments as set forth in the Warrant. The exercise price for each the Warrant issued at the Third Closing will be an amount equal to 100% of the 10-day VWAP prior to such closing. For further details regarding the Transaction, see “The Lind Global Financing.”

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months ended September 30,
	2023	2022
	Unaudited
Net cash used in operating activities	$(7,746,272)	$(11,302,409)
Net cash provided by (used in) investing activities	(56,943)	424,504
Net cash provided by financing activities	5,396,028	9,598,714
Net cash used in discontinued operations	(49,134)	(928,450)
Net decrease in cash and cash equivalents	(2,456,321)	(2,207,641)
Effect of exchange rate changes	1,203,469	(1,434,644)
Cash and cash equivalents, beginning of the period	1,278,026	10,020,459
Cash and cash equivalents, end of the period	$25,174	$6,378,174

Operating Activities

Net cash used in operating activities was $7,790,283 for the nine months ended September 30, 2023, primarily consisting of the following:

● Net loss of $23,087,172 for the nine months ended September 30, 2023.

● Impairment loss of $1,553,433.

● Write-off of inventory of $1,487,493.

● Decrease in Other receivable of $1,152,107.

● Increase in Accounts payable of $2,783,347.

Net cash used in operating activities was $12,093,061 for the nine months ended September 30, 2022, primarily consisting of the following:

● Net loss of $11,299,066 for the nine months ended September 30, 2022.

● Gain on sale of investment securities of $432,980.

● Increase in Other Receivable of $39,557.

● Decrease in Accounts payable of $106,281.

Investing Activities

Net cash used in investing activities amounted to $60,886 for the nine months ended September 30, 2023, and included purchase of fixed assets of $20,757, purchase of intangible assets of $36,186 and net cash provided used by discontinued operations of $5,123.

Net cash provided by investing activities amounted to $286,706 for the nine months ended September 30, 2022, and included a purchase of fixed assets of $41,416 and Proceeds from disposal of investments of $467,791.

Financing Activities

Net cash provided by financing activities amounted to $5,396,028, for the nine months ended September 30, 2023 and primarily consisted of Proceeds from bond of $2,797,698, Proceeds from loans of $3,706,344 and Proceeds from reverse recapitalization of $1,595,837.

Net cash provided by financing activities amounted to $9,598,714 for the nine months ended September 30, 2022 and primarily consisted of Proceeds from capital contribution of $9,834,301.

Contractual obligations

Lease commitment

The Company’s subsidiary, A. L. I. Technologies entered into 13 leases for its office space, multi-function printers and a vehicle, which were classified as operating leases. A. L. I. Technologies also entered into two leases classified as finance leases.

As of September 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance lease	Operating lease

2023 (nine months)	$68,778	$120,549
2024	44,488	202,050
2025	9,135	138,568
2026	9,135	-
Thereafter	11,419	-
Total lease payments	142,955	461,167
Less: imputed interest	(5,135)	(4,434)
Total lease liabilities	137,820	456,733
Less: current portion	82,203	220,602
Non-current lease liabilities	$55,617	$236,131

Long Term Debt

The Company’s long-term debts included loans borrowed from banks and other financial institutions.

As of September 30, 2023, future minimum loan payments are as follows:

Year ending December 31,	Loan Payment
2023	183,029
2024	324,315
2025	2,049,191
2026	311,612
Thereafter	177,739
Total	3,045,886
Less interest	43,187
Balance as of September 30, 2023	$3,002,699

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Nine months ended September 30, (unaudited)		Year ended December 31,
	2023	2022	2022
Current JPY: US$1 exchange rate	149.43	144.71	131.81
Average JPY: US$1 exchange rate	138.14	128.26	131.46

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level. Management has determined that a material weakness exists due to our late filing of certain reports required to be filed by us with the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated September 7, 2022, by and among Pono Capital Corp., Pono Merger Sub, Inc. and AERWINS Technologies Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated January 19, 2023, by and among the Pono Capital Corp., Mehana Equity LLC, as Purchaser Representative, AERWINS Inc. and Shuhei Komatsu, as Seller Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Corp. with the SEC on January 19, 2023).

3.1	Fourth Amended and Restated Certificate of Incorporation of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.2	Amended and Restated Bylaws of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.3	Amended and Restated Bylaws of AERWINS Technologies Inc. adopted on September 26, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on September 29, 2023).

4.1	Warrant Agreement, dated August 10, 2021, by and between Pono Capital Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Corp. with the SEC on July 8, 2021).

10.1+	Form of AERWINS Technologies Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex C to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.2	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.3	Form of Registration Rights Agreement by certain AERWINS equity holders (included as Exhibit E to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.4	Form of Lockup by certain AERWINS equity holders (included as Exhibit C to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.5	Letter Agreement, dated August 10, 2021, by and among Pono Capital Corp., its officers, directors, and Mehana Equity LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

10.6	Purchaser Support Agreement. (incorporated by reference to 10.4 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.7	Voting Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.8+	Employment Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.9+	Employment Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.9 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.10+	Employment Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.10 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.11+	Employment Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.11 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.12	Form of Non-Competition and Non-Solicitation Agreement (included as Exhibit D to Annex A to the proxy statement/prospectus which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.13+	Option Award Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.13 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.14+	Option Award Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.14 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.15+	Option Award Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.15 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.16+	Option Award Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.16 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.17	Form of Subscription Agreement dated February 2, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 3, 2023).

10.18	Standby Equity Purchase Agreement dated January 23, 2023 with YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Corp. on January 23, 2023).

10.19	Joint Venture Agreement between A.L.I. Technologies Inc. and Vault Investments LLC dated February 6, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.20	Loan Agreement between A.L.I. Technologies Inc. and Shuhei Komatsu dated February 27, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 2, 2023).

10.21	Memorandum of Understanding with Outsourcing Inc. dated March 17, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 23, 2023).

10.22	Form of Securities Purchase Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.23	Form of Secured Convertible Promissory Note dated April 12, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.24	Form of Warrant dated April 12, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.25	Form of Security Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.26	Form of Subsidiary Guaranty for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.5 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.27	Form of Pledge Agreement for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.6 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.28	Form of Pledge Agreement for A.L.I. Technologies Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.7 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.29	Form of Guarantor Security Agreement with AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.30	Amendment to Senior Convertible Promissory Note First Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

10.31	Amendment to Senior Convertible Promissory Note Second Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERWINS TECHNOLOGIES INC.

Dated: November 28, 2023	By:	/s/ Taiji Ito
	Name:	Taiji Ito
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 28, 2023	By:	/s/ Yinshun (Sue) He
	Name:	Yinshun (Sue) He
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

