Form 10-K
period 2023-12-31
AERWINS Technologies Inc.
filed 2024-04-30
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-40734

AERWINS TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2049355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Walnut Building 691 Mill St, Suite 204 Los Angeles, CA	90021
(Address of Principal Executive Offices)	(Zip Code)

(702)-527-1270

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	AWIN	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one -hundredth of a share of Common Stock at an exercise price of $1,150 per share	AWINW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $16,752,613 as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 924,890 shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of April 15, 2024.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section beginning on page 23 and elsewhere in this Form 10-K. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to the Lind Global Financing

●	It is not possible to predict the actual number of shares of common stock, if any, we will issue upon conversion of the Convertible Notes or sell upon exercise of the Warrants by Lind Global, or the actual gross proceeds resulting from exercise of those warrants;

●	Investors who buy shares of common stock from Lind Global at different times will likely pay different prices; and

●	We may use proceeds from issuance of the Convertible Notes sales of shares of our common stock upon exercise of the Warrants in ways with which you may not agree or in ways which may not yield a significant return.

Risks Related to our Business

●	We have incurred, and in the future may continue to incur, net losses;

●	We are a holding company and will depend upon our subsidiary Aerwin Development CA LLC for our cash flows;

●	We will need additional capital, and we cannot be sure that additional financing will be available;

●	Our business performance may be adversely affected if the growth of the Air Mobility Vehicle industry slows down;

●	Our future growth depends on the demand for, and customers’ willingness to adopt, our planned Manned Air Vehicle;

●	We may be unable to make product deliveries as we have not completed the design of our planned MAV and due to limited production capacity;

●	We may not be able to engage customers successfully and to obtain meaningful orders in the future.

●	We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	If we fail to successfully develop and commercialize new products, services and technologies that are well received by customers, our operating results may be materially and adversely affected;

●	The execution of our business plans requires a significant amount of capital. In addition, our future capital needs will require us to sell additional equity or debt securities that may dilute the equity interests of our shareholders or introduce covenants that may restrict our operations or our ability to pay dividends;

●	The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy;

●	We and our subsidiaries may need to defend ourselves against claims of intellectual property infringement, which may be time-consuming and costly;

●	Our or our subsidiaries’ intellectual property rights may not protect us effectively;

●	Failure to comply with laws and regulations could harm our business;

●	We are exposed to fluctuations in currency exchange rates;

●	Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions;

●	The market price of our common stock may be volatile, and you could lose all or part of your investment; and

●	As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

PART I

ITEM 1. BUSINESS

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary Aerwin Development CA LLC, a California limited liability company (“Aerwin Development”), is redesigning its single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”). All refences in this Form 10-K to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and Aerwin Development.

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Corp” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On August 13, 2021, we consummated an initial public offering. On February 3, 2023, we consummated a merger (the “Merger”) with Pono Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, then called Pono Capital Corp., a Delaware corporation (“Pono”) with and into AERWINS, Inc. (formerly named AERWINS Technologies Inc.), a Delaware corporation pursuant to an agreement and plan of merger, dated as of September 7, 2022 (as amended on January 19, 2023, the “Merger Agreement”), by and among Pono, Merger Sub, AERWINS, Mehana Equity LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Shuhei Komatsu in his capacity as the representative of the stockholders of AERWINS, Inc. (“Seller Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on February 3, 2023 when pursuant to the Merger Agreement, Merger Sub merged with and into AERWINS, Inc. with AERWINS, Inc. surviving the Merger as a wholly-owned subsidiary of Pono, and Pono changed its name to “AERWINS Technologies Inc.” and the business of the Company became the business of AERWINS, Inc., and this business section primarily includes information regarding the AERWINS’, Inc. business. We formed Aerwin Development on October 18, 2023.

On April 2, 2024, the Company consolidated its issued and outstanding share on the basis of one post-consolidation share for each 100 pre-consolidation common shares. All share figures and reference have been retrospectively adjusted.

For additional information on the corporate history of our Company please see the section titled “Corporate History” on page 20 of this Form 10-K.

Mission

With the mission of “Transforming society from the sky down,” we aim to realize an “Air Mobility Society” in which cars, specialized crafts, and drones can fly freely. To this end, are redesigning our single-seat optionally Manned Air Vehicle. We aim to align this vehicle with the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low-altitude manned flight.

To achieve this goal, we have established AERWIN Development Company LLC, a California subsidiary with offices in Los Angeles, California, and entered into the Letter of Intent with Helicopter Technology discussed below. Helicopter Technology is a designer, developer, and manufacturer of over 20 FAA-approved helicopters and turbine systems with over 20,000 square feet of facilities located five miles from the Company’s Los Angeles office. Its primary focus is helicopter rotor blades with capabilities that include tool design and fabrication, structural design and assembly, and fatigue testing. They are an FAA-approved repair station, certified ISO 9001:2015 + AS9100D, ISO 9001:2015 + AS9110C, hold various EU approvals, and have U.S. Department of Defense (“DOD”) clearance.

The specifications for our MAV has a target price of $200,000 and is designed to be used for sightseeing, sports, agriculture, surveillance, field delivery and numerous military applications. Training time for flying the MAV is expected to last three to five days, with a payload of up to 250 pounds to carry a single-seat occupant, cargo, or weaponry. The MAV is expected to be designed to be manually or entirely remotely controlled with an innovative and proprietary three-rotor configuration to reduce sound and increase stability at a cruise speed of up to 40 miles per hour at a height ranging from 20 to 50 feet.

The timeline for the planned development and launch of our redesigned MAV is as follows:

●	End of 2024 – Schematic design and detailed specifications;

●	End of 2025 – Prototype parts design, fabrication, and systems finalization;
●	End of 2026 – Commencement of assembly, test planning, then testing, and DOD review; and
●	End of 2027 – Begin sales of the MAV.

Our Chief Executive Officer, Kiran Sidhu, will lead the MAV development initiative. He plans to lead a dedicated U.S.-based team working with and within Helicopter Technology to design, build, and commercialize the MAV within the Federal Aviation Regulation Part 103 requirements for ultralight aircraft.

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

Manned Air Vehicle Development Letter of Intent

Effective as of December 19, 2023 (the “Effective Date”), we entered into a letter of intent (the “Letter of Intent”) with Helicopter Technology Company (“Helicopter Technology”) regarding the design, development, manufacturing, sales, and marketing (collectively, the “Project”) of the MAV (the “MAV”). Under the Letter of Intent, we and Helicopter Technology will form an entity (the “Operating Company”) that will be owned 70% by us and 30% by Helicopter Technology. The Operating Company agreed to enter into an agreement with Helicopter Technology to design, build, assemble, and test the MAV planned to meet the FAA Powered Ultra-Light Category (the “Development Services Agreement”). In addition, according to the Development Services Agreement, Helicopter Technology will determine and obtain all required regulatory approvals for the MAV, providing all the necessary labor, materials, and customized equipment. The Letter of Intent contemplates that we and Helicopter Technology will enter into a manufacturing supply agreement on terms to be mutually agreed on. In addition, the parties will work together to secure the funding required to start production of the MAV. Helicopter Technology already has a working capital arrangement with its bank. The Operating Company will pay Helicopter Technology its costs plus 15% of such amount to provide the services it provides pursuant to the Development Services Agreement in addition to equity compensation in our company no less favorable than comparable compensation to our executive management.

The Operating Company will enter into a marketing and support agreement with us whereby we plan to provide certain engineering oversight, accounting, marketing, sales, advertising, development of a dealer distribution network, online marketplace, and other distribution channels, and financial management, budgeting, accounting, legal, and other administrative services as may be required by the Operating Company. The Operating Company will pay us our costs plus 15% of such amount to provide these services. Payments will be subject to the available cash flow of the Operating Company. In addition, we have agreed to provide working capital to the Operating Company of up to a maximum of $1,700,000 for its operations over the first 12 months.

Pursuant to the Letter of Intent, the parties intend to use their best efforts to negotiate and enter into an operating agreement for the Operating Company (the “Operating Agreement”) within 45 days of executing the Letter of Intent. The Letter of Intent also contains additional customary conditions for entering into the Operating Agreement. The Company and Helicopter Technology are in ongoing discussions in an effort to finalize each of the agreements contemplated by the Letter of Intent.

Discontinued Operations

On December 27, 2023, we discontinued the operations of A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is our wholly-owned indirect subsidiary, as part of our operations, moved to Los Angeles, California, and continued the development of a line of FAA-compliant manned and unmanned crafts for low-altitude flight. Among the reasons for discontinuing the business of A.L.I., was the desire to develop an MAV that would comply with the Federal Aviation Regulation Part 103 requirements for ultralight aircraft and the difficulties that we believed the XTURISMO limited edition hoverbike being developed by A.L.I. would encounter. Following the discontinuation, on December 27, 2023, A.L.I. filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced. See “Item 3 – Legal Proceedings” and the discussion regarding the A.L.I. Bankruptcy.

ALI’s discontinued operations include the manned air mobility business, including the further development of the XTURISMO limited edition hoverbike, the air mobility platform COSMOS (Centralized Operating System for Managing Open Sky), the computing power-sharing business, drone photography business and drone and artificial intelligence research and development business.

Significant Market Opportunities

In today’s increasingly populated and interconnected world, traditional modes of urban transportation continue to contribute to congestion and pollution, and they are primarily confined to land-based infrastructure. Mobility for the future requires a revolutionary solution.

The Total Addressable Market (TAM) for Autonomous Urban aircraft is expected to increase at a cumulative annual growth rate of 29% from 2020 to 2040, reaching $162 billion. 2

2 See UBS report/Japan Ministry of Economy, Trade and Industry.

Estimated urban air mobility opportunities by market share are as follows:

See: Urban Air Mobility eVTOL/Urban Air Mobility TAM Update: A Slow Take-Off, But Sky’s the Limit, Morgan Stanley May 6, 2021 .

3)	Manned Air Mobility

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

Marketing, Sales and Distribution

We plan to develop a marketing, sales and advertising programs following completion of the schematic design and detailed specification phase of our redesigned MAV during 2025 and 2026 as well as begin seeking indications of interest by prospective dealers as part of a dealer distribution network and other distribution channels including online sales.

Competition

We recognize that there are no new alternatives at this time, as hoverbikes and drones themselves are substitutes for existing solutions at this time. Most of the industry’s production experience in the manned air mobility business is still in the demonstration stage, although eHang in China has produced and delivered products. Many companies are still in the research and development stage and are not disclosing their sales prices. The low-altitude manned flight market is, however, evolving and is expected to be highly competitive with a variety of aircraft manufactured in the United States and abroad. With the introduction of new technologies and the potential entry of new competitors into the market that may offer alternatives to our planned MAV, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition once we complete development and commence production and sales. We expect to face significant competition from other manufacturers of low-altitude manned flight vehicles, which may have an adverse effect on expected revenues.

We believe our ability to compete successfully with other manufactures will also depend on a number of factors including purchase price, safety, after-sales support and product warranties, and on factors such as brand, established customer relationships and financial and manufacturing resources. Many of the incumbents have, and future entrants may have, greater resources than we have and may also be able to devote greater resources to the development of their current and future vehicles. They may also have greater access to larger potential customer bases and have and may continue to establish cooperative or strategic relationships amongst themselves or with third parties (including OEMs) that may further enhance their resources and offerings.

Intellectual Property

In connection with our redesign of the MAV, we are evaluating the utility of the proprietary systems, technologies and other intellectual property developed or owned by A.L.I. given that we elected to discontinue all of its operations, shift development, production and potentially initial sales efforts to the United States. Our success depends in part on our ability to protect our technology and intellectual property we may develop or license as part of our efforts to develop the MAV. We expect to rely on a combination of patents, patent applications, trade secrets, know-how, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect proprietary rights in technology we utilize in connection with the development and ultimate sale of the MAV. In addition, we plan to enter into confidentiality and non-disclosure agreements with our employees and business partners. The agreements we plan to enter into with our employees will provide that all software, inventions, developments, works of authorship and trade secrets created by them during the course of their employment are our property or that of the Operating Company.

COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. As of the date of this Form 10-K, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted.

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

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $600 million. In connection with the Special Meeting, holders of 11,328,988 pre-consolidated shares of Pono common stock sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a price of $10.50 per share, for an aggregate payment from Pono’s trust account of approximately $118.9 million. Effective February 3, 2023, Pono’s units ceased trading, and effective February 6, 2023, AERWINS Technologies’ common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW.”

After taking into account the aggregate payment in respect of the redemption, Pono’s trust account had a balance immediately prior to the Closing of $1,795,997. Such balance in the trust account was used to pay transaction expenses and other liabilities of Pono, pay certain transaction expenses of AERWINS, Inc., with the remaining being deposited in AERWINS, Inc. cash account. In connection with the Business Combination, a warrant holder of AERWINS, Inc. received a warrant to purchase 4,693 shares of AERWINS Technologies’ common stock as Merger Consideration as set forth in the Merger Agreement. The Merger Consideration was subject to a post-Closing true up 90 days after the Closing. The post-Closing true up period expired on May 5, 2023 without any claims having been made.

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

At the closing of the Merger, we issued to the former shareholders of AERWINS, an aggregate of 519,291 shares of common stock, of which 14,079 shares are being held in escrow (the “Escrow Shares”). The Escrow Shares were subject to a post-Closing true up 90 days after the Closing based on confirmed amounts of the Closing Net Indebtedness of AERWINS, the Net Working Capital of AERWINS, and certain Transaction Expenses, each of which are defined in the Merger Agreement. If the adjustment is a negative adjustment in favor of us, the escrow agent shall distribute to us a number of shares of our common stock with a value equal to the adjustment amount. If the adjustment is a positive adjustment in favor of AERWINS, we will issue to the former AERWINS stockholders an additional number of shares of our common stock with a value equal to the adjustment amount. The post-Closing true up period expired on May 5, 2023 without any claims having been made. In addition, at the closing of the Merger, the Company issued an aggregate of 1,500 shares of common stock (the “Compensation Shares”) to Boustead Securities, LLC (“Boustead”), in partial satisfaction of fees due to them in connection with the Merger. In addition, Boustead is entitled to an increase in the number of Compensation Shares on the 180th day following the closing of the Merger (the “Measurement Date”) if the VWAP for the common stock during over the five trading days prior to the Measurement Date is less than $1,000 per share (the “Adjustment”). The number of shares of common stock subject to the Adjustment is equal to (1) $1,500,000 divided by the average VWAP of the common stock over the five trading days prior to the Measurement Date, minus (2) the number of Compensation Shares.

Lock-up Agreements

In connection with the Business Combination, certain stockholders of AERWINS, Inc. and certain of AERWINS’, Inc. officers and directors (such stockholders, the “Company Holders”) entered into a lock-up agreement (the “Lock-up Agreement”) pursuant to which they are contractually restricted, during the Lock-up Period (as defined below), from selling or transferring any of (i) their shares of AERWINS common stock held immediately following the closing and (ii) any of their shares of AERWINS common stock that result from converting securities held immediately following the closing (the “Lock-up Shares”). The “Lock-up Period” means the period commencing at closing and end the earliest of: (a) six months from the closing (or, in the case of Shuhei Komatsu, AERWINS’ Chief Executive Officer, thirty months from the closing), (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $1,200 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $1,300, $1,500, and $1,700.

The Sponsor is subject to a lock-up pursuant to a letter agreement (the “Sponsor Lock-up Agreement”), entered into at the time of the IPO (as defined below), among Pono, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) six months from the Closing, (b) the date the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their shares of the Company’s common stock for cash, securities or other property and (c) the date on which the closing sale price of the Company’s common stock equals or exceeds $1,200 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing; provided that 1/3 of such restricted shares shall be released from such restrictions if the closing stock price of the Company’s common stock reaches each of $1,300, $1,500, and $1,700. “IPO” means Pono’s public offering of 10,000,000 pre-consolidation units (the “Units”) at pre-consolidated of $10.00 per Unit, generating gross proceeds of $100,000,000, which was consummated on August 13, 2021.

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

Purchaser Support Agreement

Simultaneously with the execution of the Merger Agreement, Lind Global Representative entered into a support agreement (the “Purchaser Support Agreement”) in favor of Pono and AERWINS, Inc. and their present and future successors and subsidiaries. In the Purchaser Support Agreement, the Purchaser Representative agreed to vote all equity interests in Pono in favor of the Merger Agreement and related transactions and to take certain other actions in support of the Merger Agreement and related transactions. The Purchaser Support Agreement also prevents the Purchaser Representative from transferring its voting rights with respect to equity interests in Pono or otherwise transferring equity interests in Pono prior to the meeting of Pono’s stockholders to approve the Merger Agreement and related transactions, except for certain permitted transfers.

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

Executive Employment Agreements

On February 3, 2023, the Company entered into employment agreements (the “Employment Agreements”) with executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (Global Markets Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (former Chief Financial Officer). The Employment Agreements all provide for at-will employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Mr. Komatsu, Mr. Ito, Mr. Miura, and Mr. Okabe provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for a base salary of $200,000, $200,000, $200,000 and $200,000 for Mr. Komatsu, Mr. Ito, Mr. Miura and Mr. Okabe, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee. No performance bonuses were paid under these agreements.

Option Award Agreements

On February 3, 2023, the Company entered into Option Award Agreements (the “Option Award Agreements”) with former executive officers: Shuhei Komatsu (former Chief Executive Officer), Taiji Ito (former Global Markets Executive Officer and Chief Executive Officer), Kazuo Miura (former Chief Product Officer) and Kensuke Okabe (former Chief Financial Officer).

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

●	Shuhei Komatsu–- 15,256 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Komatsu’s resignation.

●	Taiji Ito–- 7,039 options at an exercise price of $0.015 per share of common stock

●	Kazuo Miura–- 7,399 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Komatsu’s resignation.

●	Kensuke Okabe–- 4,693 options at an exercise price of $0.015 per share of common stock

Stock Purchase Agreement

On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 31,963 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 50,000 shares of common stock of the Company (the “Company Shares”) upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Company Shares, and the Company Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 (Registration No. 333-268625) which was declared effective by the Securities and Exchange Commission on January 13, 2023.

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

Pursuant to the SEPA, the Company is required to register all shares which YA may acquire. The Company agreed to file with the Securities and Exchange Commission (the “SEC”) a Registration Statement (as defined in the SEPA) registering all of the shares of common stock that are to be offered and sold to YA pursuant to the SEPA. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. The Company may not issue more than 19.99% of its shares issued and outstanding as of the Effective Date without first receiving shareholder approval for such issuances, unless such additional shares may be issued consistent with the rules and regulations of the Nasdaq Stock Market. Pursuant to the SEPA, the use of proceeds from the sale of the shares by the Company to YA shall be used by the Company in the manner as will be set forth in the Form 10-K included in the Registration Statement (and any post-effective amendment thereto) and any Form 10-K supplement thereto filed pursuant to the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA, a structuring fee in the amount of $15,000, and, on the Effective Date, the Company agreed to issue to YA shares with aggregate value equal to one million dollars, as a commitment fee.

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

Loan Agreement

On February 27, 2023, the wholly owned subsidiary of the Company’s wholly owned subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) entered into a Loan Agreement with Shuhei Komatsu, the Company’s former Chief Executive Officer (the “Agreement”). The Agreement was approved by the Company’s Board of Directors on February 26, 2023 and by the Company’s Compensation Committee on February 26, 2023. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,469,400 US Dollars based on a conversion rate of $0.007347 US Dollar for each $1 yen as of February 27, 2023) (the “Loan”). The original maturity date of the Loan under the Agreement was April 15, 2023, and was extended to June 30, 2023 (the “Maturity Date”) pursuant to the terms of a memorandum agreement signed on May 15, 2023 (the “Memorandum”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until April 21, 2023. Pursuant to the terms of the Memorandum, the Company paid Mr. Komatsu 100,000,000 yen (approximately US$753,266), the interest rate was increased to 14.6% per annum as of April 22, 2023 and A.L.I. agreed to delay damages in the amount of 480,000 yen (approximately US$3,616). In addition, A.L.I pledged as collateral for the Loan shares of ASC Tech Agent Co., Ltd. held by A.L.I. and the equity interest in any entity in which A.L.I. may transfer its drone service business in the future. We are in discussions with Mr. Komatsu regarding further extension of the maturity date of the Loan and other alternatives regarding settlement of this debt.

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

Summary of Lind Global Financing

On April 12, 2023, we entered into the Purchase Agreement with Lind Global pursuant to which we agreed to issue to Lind Global up to three secured convertible promissory notes (the “Convertible Notes” and each a “Convertible Note”) in the aggregate principal amount of $6,000,000 for an aggregate purchase price of $5,000,000 and warrants (the “Warrants” and each a “Warrant”) to purchase 56,016 shares of the Company’s common stock (the “Transaction”). On August 25, 2023 (the “Amendment Date”), we entered into an Amendment to Senior Convertible Promissory Note First Closing Note and an Amendment to the Senior Convertible Promissory Note Second Closing Note with Lind Global (collectively, the “Floor Note Amendments”) which amended the Conversion Price (as defined below) to include a floor price of $18.176(the “Floor Price”). In addition to inclusion of a Floor Price, the Note Amendments also provide that at the option of Selling Securityholder, if in connection with a conversion under the Closing Notes, as amended, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares (as defined in the Closing Notes) at the Floor Price, we agreed to pay to Selling Securityholder a cash amount equal to (i) the number of shares of common stock that would be issued to Selling Securityholder upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) Trading Days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of Conversion Shares issued to Selling Securityholder in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the Conversion Date.

The closings of the Transaction (the “Closings and each a “Closing”) occured in tranches (each a “Tranche”): the Closing of the first Tranche (the “First Closing”) occurred on April 12, 2023 and consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $2,100,000 and a principal amount of $2,520,000 (the “First Closing Note”) and the issuance to Lind Global of a Warrant to acquire 23,527 shares of common stock and the Closing of the second Tranche (the “Second Closing) which occurred on May 23, 2023 and consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $1,400,000 and a principal amount of $1,680,000 (the “Second Closing Note”), and the issuance to Lind Global of a Warrant to acquire 15,685 shares of common stock. The Convertible Notes issued in the First Closing and the Second Closing are hereinafter referred to as the “Closing Notes”. As provided for in the January Note Amendments, neither party to the Purchase Agreement is obligated to complete the previously agreed on third Tranche (the “Third Closing), which would have consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $1,500,000 with a principal amount of $1,800,000, and the issuance to Lind Global a Warrant to acquire 16,805 shares of common stock. The Third Closing would have closed upon the effectiveness of the Registration Statement discussed below, but the Registration Statement was never declared effective by the SEC. Pursuant to the Purchase Agreement, at each Closing, the Company agreed to pay Lind Global a commitment fee in an amount equal to 2.5% of the funding amount being funded by Lind Global at the applicable Closing. Pursuant to the Purchase Agreement, at each Closing, the Company agreed to pay Lind Global a commitment fee in an amount equal to 2.5% of the funding amount being funded by Lind Global at the applicable Closing.

The Convertible Note issued in the First Closing has a maturity date of April 12, 2025 and the Convertible Note issued in the Second Closing has a maturity date of May 23, 2025 (the “Maturity Date”).

Each Convertible Note has a conversion price equal to the lesser of: (i) US$9.00 (“Fixed Price”); or (ii) 90% of the lowest single volume weighted average price during the 20 Trading Days prior to conversion of each Convertible Note (the “Conversion Price”) “), provided that in no event shall the Conversion Price be less than $18.176 (the “Floor Price”), and in the event that the calculation as set forth above would result in a Conversion Price less than the Floor Price, the “Conversion Price” shall be the Floor Price.

In addition to inclusion of a Floor Price, the Note Amendments also provide that at the option of Selling Securityholder, if in connection with a conversion under the Closing Notes, as amended, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares (as defined in the Closing Notes) at the Floor Price, we agreed to pay to Selling Securityholder a cash amount equal to (i) the number of shares of common stock that would be issued to Selling Securityholder upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) Trading Days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of Conversion Shares issued to Selling Securityholder in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the Conversion Date.

The Convertible Note will not bear interest other than in the event that if certain payments under the Convertible Note as set forth therein are not timely made, the Convertible Note will bear interest at the rate of 2% per month (prorated for partial months) until paid in full. The Company will have the right to prepay the Convertible Note under the terms set forth therein.

The Warrants were issued to Lind Global without payment of any cash consideration. Each Warrant will have an exercise period of 60 months from the date of issuance. The Exercise price of the First Closing Warrant and Second Closing Warrant is $89.26 per share and $73.16 per share, respectively, subject to adjustments as set forth in the Warrant.

In the event that there is no effective registration statement registering the shares underlying the Warrants or upon the occurrence of a Fundamental Transaction as defined in the Purchase Agreement, then the Warrants may be exercised by means of a “cashless exercise” at the holder’s option, such that the holder may use the appreciated value of the Warrants (the difference between the market price of the underlying shares of common stock and the exercise price of the underlying warrants) to exercise the warrants without the payment of any cash.

In accordance with our obligations under the Purchase Agreement, we filed a registration statement on Form S-1 on May 12, 2023 (the “May 2023 Registration Statement”) with the SEC to register under the Securities Act the resale by Lind Global of up to 112,223 shares of common stock issuable by us upon partial conversion of the Convertible Notes and exercise of the Warrants issued by us in connection with the Purchase Agreement. We plan to withdraw the May 2023 Registration Statement as permitted pursuant to the SPA Amendment No. 2 discussed below.

The Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party, including our agreement to refrain from engaging in certain “Prohibited Transactions” as defined in the Purchase Agreement, to hold a special meeting of shareholders for the purpose of obtaining shareholder approval of the Transactions, certain events giving rise to a default under the Convertible Notes, obligations to use the proceeds from certain future financings to repay a portion of the principal amount of the Convertible Notes, our pledge to Lind Global of the ownership interests in our subsidiaries, a grant by us and our subsidiaries of a security interest in all of their respective assets and rights as collateral for the obligations due under the Convertible Notes, and a guaranty by our subsidiaries of our obligations under the Convertible Notes.

The A.L.I. Bankruptcy constitutes an event of default pursuant to the Closing Notes in the aggregate principal amount of $4,200,000. Consequently, Lind Global may at any time, at its option, (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Closing Notes and (2) exercise all other rights and remedies available to it under the Closing Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Closing Notes (collectively, the “Transaction Documents”); provided, however, that (x) upon the occurrence of the event of default described above, Lind Global, in its sole and absolute discretion (without the obligation to provide notice of such event of default), may: (a) from time-to-time demand that all or a portion of the outstanding principal amount of the Closing Notes be converted into shares of the Company’s common stock at the lower of (i) the then-current Conversion Price (that price being $18.176 per share (the “Floor Price”)) and (ii) eighty-percent (80%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) during the 20 trading days prior to the delivery by Lind Global of the applicable notice of conversion or (b) exercise or otherwise enforce any one or more of Lind Global’s rights, powers, privileges, remedies and interests under the Closing Notes, the Transaction Documents or applicable law.

The Closing Notes also provide that at the option of Lind Global, if in connection with a conversion under the Closing Notes, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares (as defined in the Closing Notes) at the Floor Price, the Company will also pay to Lind Global a cash amount equal to (i) the number of shares of common stock that would be issued to Lind Global upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) trading days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of shares of the Company’s common stock issued to Lind Global in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the date of conversion.

On January 23, 2024, the Company and Lind Global entered into an Amendment No. 2 to Senior Convertible Promissory Note First Closing Note and an Amendment No. 2 to the Senior Convertible Promissory Note Second Closing Note (collectively, the “January Note Amendments”) which amended the Closing Notes to, subject to the conditions discussed below, (i) reduce the aggregate principal amount of the Closing Notes from $4,200,000 to $3,500,000, (ii) require the Company to repay an aggregate of $1,750,000 of the principal amount of the Closing Notes no later than the closing date of a public offering of the Company’s common stock where it receives gross proceeds of at least $13,500,000 (the “Public Offering”) no later than April 15, 2024 and (iii) requires Lind Global to convert no less than an aggregate of $1,750,000 of the Closing Notes no later than 11 months after the closing of the Public Offering, provided that at the time of such conversion Lind Global receives shares of common stock that may be disposed of without restrictive legend at their issuance pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to an available exemption from or in a transaction not subject to the registration requirements of the Securities Act (the “Mandatory Conversion Amount”).

In addition, on January 23, 2024, the Company and Lind Global entered into Amendment No. 2 to Securities Purchase Agreement (the “SPA Amendment No. 2”) to, subject to the conditions discussed below, (i) eliminate the obligation of the Company and Lind Global to complete the Third Closing discussed above, (ii) delete the clause obligating the Company to register the shares of common stock issuable upon conversion of the Closing Notes and exercise of the Warrants (collectively, the “Closing Securities”) or pay Lind Global any delay payments as a result of the Company’s failure to register the Closing Securities, (iii) eliminate certain restrictions on the Company’s right to issue equity and debt in future transactions and (iv) eliminate Lind Global’s right to participate in future offerings of the Company’s securities, other than its rights to participate in this offering.

The January Note Amendments and the SPA Amendment are subject to the Company completing a public offering of its Common Stock where it receives gross proceeds of at least $13,500,000 (the “Public Offering”) and making the Mandatory Prepayment as discussed above. In as much as the Company failed to complete the Public Offering by April 15, 2024, Lind Global is not obligated to fulfill the terms of the January Note Amendments. The Company plans to enter into discussions with Lind Global to extend the time period in which it is obligated to complete the Public Offering.

Officer and Director Changes

On March 20, 2023, Shuhei Komatsu resigned from his positions as Chief Executive Officer and Director and Chairman of the Board of Directors of the Company (the “Board”). Mr. Komatsu previously served as the Company’s Chief Executive Officer and a Director and Chairman of the Board since February 3, 2023. Mr. Komatsu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 20, 2023, the Company’s Board appointed Taiji Ito to serve as Chief Executive Officer of the Company. Mr. Ito formerly served as the Company’s Global Markets Executive Officer and as a Director of the Company, and has served in such capacities since his appointment to those positions on February 3, 2023 until his resignation as discussed below.

On March 22, 2023, the Board appointed Daisuke Katano to fill the vacancy on its Board created upon Mr. Komatsu’s resignation to serve as a Director of the Company, and on the same date also appointed Mr. Katano to serve as the Company’s Chief Operating Officer.

On March 22, 2023, the Board appointed Marehiko Yamada to serve as the Chairman of the Board. Mr. Yamada was appointed as an independent director of the Company on February 3, 2023. On March 22, 2023, the Company’s Board of Directors also appointed Dr. Sayama to serve as the Vice-Chair of the Board. Dr. Sayama was appointed as an independent director of the Company on February 3, 2023. On March 22, 2023, the Company’s Board also appointed Kensuke Okabe to serve as Secretary of the Company. Mr. Okabe was appointed as the Company’s Chief Financial Officer on February 3, 2023.

On March 22, 2023, the Board also appointed Mr. Yamada as the Chair of the Company’s Compensation Committee and appointed Dr. Sayama as the Chair of the Company’s Nominating and Corporate Governance Committee. Dr. Sayama previously served as the Chair of the Company’s Compensation Committee from February 3, 2023 to March 22, 2023. Mr. Yamada previously served as the Chair of the Company’s Nominating and Corporate Governance Committee from February 3, 2023 to March 22, 2023.

On March 27, 2023, the Board approved the removal of Kazuo Miura as the Company’s Chief Product Officer. Mr. Miura served as the Company’s Chief Product Officer since his appointment to this position on February 3, 2023. Mr. Miura’s removal was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 15, 2023, the Company’s Board appointed Kiran Sidhu as the Chairman of the Board. Following the appointment of Mr. Sidhu, Dr. Sayama and Mr. Yamada resigned as members of the Board, effective May 18, 2023 and May 15, 2023, respectively. Their resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 22, 2023, the Board also appointed Katharyn (Katie) Field and Pavanveer (Pavan) Gill as independent directors to fill the vacancies on the Board created by the resignations of Dr. Sayama and Mr. Yamada. Following the appointment of Ms. Field and Mr. Gill, Mr. Iwamura resigned as a member of the Board. Mr. Iwamura’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 17, 2023, Daisuke Katano resigned as a member of our Board of Directors and on July 25, 2023 resigned as our Chief Operating Officer. Mr. Katano’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies or practices of the Company.

On July 18, 2023, the Board appointed Kiran Sidhu as Executive Chairman of the Board and President of the Company and expanded the size of the Board by one person, to a total of seven persons, appointing Mr. Robert Lim as an independent Director of the Company, filling the vacancy created by Mr. Katano’s resignation. Mr. Lim’s term is to serve in such position until his earlier death, resignation or removal from office.

On July 18, 2023, the Board changed the composition of the Committees of the Board to be comprised of the following persons:

●	The Audit Committee shall be comprised of the following persons: Katharyn Field, Committee Chair and Audit Committee Financial Expert; Robert Lim; and, Pavanveer Gill.

●	The Compensation Committee shall be comprised of the following persons: Pavanveer Gill, Committee Chair; Robert Lim; and, Katharyn Field.

●	The Nominating and Corporation Governance Committee shall be comprised of the following persons: Robert Lim, Committee Chair; Katharyn Field; and, Pavanveer Gill.

On July 18, 2023, the Board formed a “Funding Committee of the Board” that is comprised on the following persons: Katharyn Field as Committee Chair; Mr. Lim; and, Mr. Katano. The purpose of the committee is to consider funding alternatives and make recommendations on such alternatives to the Board.

On August 24, 2023, we appointed Yinshun (Sue) He as our Chief Financial Officer following the resignation of Kensuke Okabe.

On December 12, 2023, Kiran Sidhu was appointed as our Chief Executive Officer following the resignation of Taiji Ito as our Chief Executive Officer. Mr. Ito remains as a director of the Company. As part of this change, the Board appointed Ms. Field as the Chairman of the Board to take on the role formerly held by Mr. Sidhu who will remain as a director of the Company in addition to his role as its CEO.

Potential Nasdaq Delisting

As previously disclosed in the Current Report on Form 8-K filed on April 21, 2023 by the Company, on April 20, 2023, Nasdaq Listing Qualifications staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it no longer complied with the minimum bid price requirement under Listing Rule 5450(a)(1). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until October 17, 2023, to regain compliance with Rule 5450(a)(1) (the “Bid Price Rule”). As previously disclosed on a Form 8-K filed with the SEC on October 23, 2023, on October 18, 2023, Staff notified the Company that it had determined to delist the Company as it did not comply with the requirements for continued listing on the Exchange. As previously disclosed in the Current Report on Form 8-K filed with the SEC on November 28, 2023, the Company appealed Nasdaq’s determination in accordance with the procedures set forth in the Nasdaq Listing Rules and requested a hearing (the “Hearing Request”) before the Nasdaq Hearings Panel (the “Panel”). As previously disclosed on a Form 8-K filed with the SEC on November 28, 2023, on November 21, 2023, Staff issued an additional delist determination letter after the Company failed to file its Form 10-Q for the period ended September 30, 2023 (the “Delinquent Report”), as required by Listing Rule 5250(c)(1) (the “Periodic Filing Rule”). On November 28, 2023, the Company filed its Delinquent Report and, thus, regained compliance with the Periodic Filing Rule. As previously disclosed on a Form 8-K filed with the SEC on December 12, 2023, on December 6, 2023, Staff issued an additional delist determination letter as the Company’s no longer complied with the $50,000,000 minimum market value of listed securities requirement set forth in Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which served as an additional and separate basis for delisting.

A hearing before the Panel was conducted on January 4, 2024. The Panel conditionally granted the Company’s request to transfer its shares from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the open of trading on January 18, 2024 and the Company’s request for an exception to the Exchange’s listing rules until April 15, 2024, to demonstrate compliance, subject to the satisfaction of the following conditions (the “Panel Decision”):

1.	On or before January 23, 2024, the Company shall file a Form S-1 for a public offering of up to $13.5 million contemplated in its presentation to the Panel;

2.	On or before January 19, 2024, the Company shall file all necessary documentation required to transfer its listing from The Nasdaq Global Market to The Nasdaq Capital Market;

3.	On or before January 31, 2024, the Company will complete the deconsolidation of its Japanese subsidiary A.L.I. Technologies Inc. (“A.L.I. Technologies”);

4.	On or before March 28, 2024, the Company will implement a reverse stock split in a range of 1-for-10 to 1-for-100 with a target per share price of $7.00 per share;

5.	On or before April 15, 2024, the Company shall demonstrate compliance with all applicable continued listing requirements for The Nasdaq Capital Market under Rule 5550.

The Panel Decision indicates that the Company may request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the Panel Decision, in which case a written request for review would need to be received within 15 days from the date of the Panel Decision. The Council may also on its own motion determine to review the Panel Decision.

The Panel Decision has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Market. The Company plans to fulfil each of the conditions as stated in the Panel Decision. To this end, the Company filed a Registration Statement on Form S-1 which this prospectus is a part on January 23, 2024 and completed the filing of all necessary documentation required to transfer its listing from The Nasdaq Global Market to The Nasdaq Capital Market. In addition, in satisfaction of the A.L.I. Technologies deconsolidation condition of the Panel Decision and as previously disclosed in a Form 8-K filed by the Company with the SEC on January 16, 2024, the Tokyo District Court entered an order on January 10, 2024, (the “January 10 Order”) confirming that bankruptcy proceedings are commenced against the A.L.I. Technologies, that A.L.I. Technologies is found to be insolvent and other administrative matters relating to the A.L.I. Technologies bankruptcy filing. Finally, on November 20, 2023, our stockholders voted to approve an amendment of our Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effectuate a reverse stock split of our common stock at a ratio of no less than 1-for-10 and no more than 1-for-100, with such ratio to be determined at the sole discretion of our board of directors and, effective as of April 2, 2024, we effectuated a 1-for-100 reverse stock split of our common stock. No assurance can be given, however, as to the definitive date on which the remaining fifth condition set forth in the Panel Decision will be achieved.

Following a request submitted by the Company on April 12, 2024, the Panel granted a further extension to the exception granted on January 16, 2024, to the Company, as amended on January 17, 2024 (the “Decision”), to extend the Company’s deadline to regain compliance with Listing Rule 5550(b)(1) (the “Equity Requirement”). In granting the extension, the Panel noted that as of April 15, 2024, the Company has regained compliance with Nasdaq Listing Rule 5550(b)(1). Based on the information presented, the Panel determined to grant the Company’s request for an exception extension to regain compliance with the Equity Requirement until May 31, 2024, subject to the Company demonstrating compliance with all applicable continued listing requirements for The Nasdaq Capital Market under Rule 5550.

On April 17, 2024, the Company received an Additional Staff Delisting Determination (the “Additional Staff Determination”) from Nasdaq. The Additional Staff Determination noted that the Company is now delinquent in filing its Form 10-K for the period ended December 31, 2023 (the “Form 10-K”), which additional delinquency may serve as a separate basis for the delisting of the Company’s securities from Nasdaq. The Additional Staff Determination notified the Company that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market and that it should present its views with respect to this additional deficiency to the Panel in writing no later than April 24, 2024. On April 30, 2024, the Company filed its delinquent Form 10-K for the period ended December 31, 2023.

Submission of Matters to a Vote of Security Holders

On November 20, 2023, the Company held its 2023 virtual special meeting of stockholders to vote on the following matters:

Stockholders voted to approve the amendment of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effectuate a reverse stock split of the Company’s outstanding shares of our common stock, at a ratio of no less than 1-for-10 and no more than 1-for-100, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”).

Stockholders voted to approve, for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the shares of the Company’s common stock pursuant to its purchase agreement with Lind Global representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules.

Stockholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of more than 20% of the Company’s issued and outstanding common stock pursuant to its purchase agreement with Lind Global.

Recent Sales of Unregistered Securities

On February 27, 2024 and March 22, 2024, we entered into and completed the sale to two unrelated accredited investors (the “Investors”), of 100,000 shares and 35,500 unregistered shares, respectively, of our Common Stock at a price of $4.00 per share for an aggregate of $542,000 in cash (the “Offerings”). The Offerings were made pursuant to the terms of a Subscription Agreement. In connection with the Offerings, the Company entered into a Piggyback Registration Rights Agreement with each Investor whereby the Company agreed to register the Common Stock acquired by the Investor in the Offering if at any time while the Investor remains the holder of such shares, the Company proposes to file any registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to its Common Stock for its own account or for shareholders of the Company for their account, subject to certain customary exceptions.

Effects of Inflation

We have not been affected by inflationary pressure as we are in the development stage of the MAV and have not commenced production.

Employees

Prior to the closing of the Business Combination, at December 31, 2022, the Company had three executive officers and the Company did not have any full-time employees prior to the completion of the Business Combination.

Following the December 27, 2023 discontinuation of A.L.I., we have two employees as of January 22, 2024. Of these, both are part-time, temporary, or other temporary employees. No labor union has been formed, but labor-management relations are amicable.

Facilities

Prior to the December 27, 2023 discontinuation of A.L.I., our headquarters were located at Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan 105-0011, where we leased and occupied office space with an aggregate floor area of approximately 340 square meters from unrelated third parties under operating lease agreements. Our manufacturing and shipping facility was located at 1-2-11 Fukamidai, Yamato-shi, Kanagawa. Our testing facilities was located at 72 Misawa, Minobu-cho, Minami Koma-gun, Yamanashi. We no longer occupy any of these offices or facilities and following the discontinuance of ALI’s operations and bankruptcy filing on December 27, 2023, we moved our corporate offices to The Walnut Building, 691 Mill St, Suite 240, Los Angeles, California 90021 where we lease this this office.

We believe that our existing office is generally adequate to meet our current needs, but we expect to seek additional space as needed to accommodate our future growth. There are no major facilities currently inactive.

Insurance

We currently do not maintain any types of insurance, employer’s liability insurance, or general liability insurance policies. Once we commence commercialization of the MAV which is expected in 2027, we will purchase insurance policies that are either legally compulsory or required by our customers.

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

Although we expect to operate under the ultralight aircraft exceptions of Federal Aviation Regulation Part 103, aircraft, including the MAVs, are subject to substantial regulation and changes to those regulations under international, federal, state, local and foreign laws regarding safety, performance, and import regulations. Our planned vehicles will need to comply with many governmental standards and regulations relating to vehicle safety, fuel economy, emissions control, noise control, and vehicle recycling, among others. Compliance with all of these requirements may delay our production launch or require substantially higher compliance costs than anticipated, thereby adversely affecting our business and financial condition.

We plan to design the MAV to conform with Federal Aviation Regulation Part 103 requirements for ultralight aircraft. We do not believe we need to achieve FAA Certification for domestic MAV flight operations and sales as long as we continue to conform to FAR Part 103 in terms of aircraft specifications and flight operations. Changes in FAA regulations requiring certification for flight operations or sales might result in us incurring significantly increased costs to comply with those new regulations and in attempting to correct any issues causing such delays. Also, the impact of new or changed laws or regulations on the planned MAV compliance or the costs of complying with such laws and regulations cannot be predicted.

Further, as we sell our MAV products internationally, we will face challenges in quickly and sufficiently familiarizing ourselves with foreign regulatory environments and policy frameworks. If any new regulation is put in place, or a different interpretation of existing regulation is adopted, our ability to manufacture, market, sell or operate our MAVs may be limited or otherwise affected. Failure to comply with applicable regulations or to obtain, maintain or renew the necessary permits, licenses, registrations or certificates could cause delays in, or prevent us from, manufacturing, marketing, selling and operating our MAVs products, meeting product demand and expectations, introducing new products or expanding our service coverage, and could materially and adversely affect our operation results. If we are found to be in violation of applicable laws or regulations, we could be subject to administrative punishment, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the United States, including the U.S. Foreign Corrupt Practices Act, or the FCPA and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

We expect to have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. We may also enter into joint ventures and/or other business partnerships with government agencies and state-owned or affiliated entities. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

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

On August 13, 2021, we consummated an initial public offering (“Initial Public Offering”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 10,000,000 pre-consolidation units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at pre-consolidated price of $10 per Unit, generating gross proceeds of $100,000,000 (see Note 6) (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 pre-consolidation Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 469,175 pre-consolidation units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,691,750 (the “Private Placement”).

On August 18, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred (the “Over-allotment Option Units”). The total aggregate issuance by the Company of 1,500,000 pre-consolidation units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On August 18, 2021, simultaneously with the sale of the Over-allotment Option Units, the Company consummated the private sale of an additional 52,500 pre-consolidation Placement Units, generating gross proceeds of $525,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. A total of $116,725,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on August 13, 2021 and August 18, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders. On October 8, 2021, the Class A ordinary shares and Public Warrant included in the Units began separate trading.

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

On November 9, 2022, the Company entered into Purchase Agreements and completed the private sale of an aggregate of 115,000 pre-consolidation Placement Units at a purchase price of $10.00 per Placement Unit in a private placement and deposited $1,150,000 into the Company’s Trust account for its public stockholders, representing $0.10 per pre-consolidated public share, allowing the Company to extend the period of time it had to consummate its initial business combination by three months from November 11, 2022 to February 13, 2023. The Purchase Agreements and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022.

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

Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $600 million. In connection with the Special Meeting, holders of 11,328,988 pre-consolidated shares of Pono common stock sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of January 25, 2023, at a pre-consolidated price of $10.50 per share, for an aggregate payment from Pono’s trust account of approximately $118.9 million. Effective February 3, 2023, Pono’s units ceased trading, and effective February 6, 2023, AERWINS Technologies’ common stock began trading on the Nasdaq Global Market under the symbol “AWIN” and the warrants began trading on the Nasdaq Capital Market under the symbol “AWINW.”

After taking into account the aggregate payment in respect of the redemption, Pono’s trust account had a balance immediately prior to the Closing of $1,795,997. Such balance in the trust account was used to pay transaction expenses and other liabilities of Pono, pay certain transaction expenses of AERWINS, Inc., with the remaining being deposited in AERWINS, Inc. cash account. In connection with the Business Combination, a warrant holder of AERWINS, Inc. received a warrant to purchase 4,693 shares of AERWINS Technologies’ common stock as Merger Consideration as set forth in the Merger Agreement. The Merger Consideration was subject to a post-Closing true up 90 days after the Closing. The post-Closing true up period expired on May 5, 2023 without any claims having been made.

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

At the closing of the Merger, we issued to the former shareholders of AERWINS, an aggregate of 519,291 shares of common stock, of which 14,079 shares are being held in escrow (the “Escrow Shares”). The Escrow Shares were subject to a post-Closing true up 90 days after the Closing based on confirmed amounts of the Closing Net Indebtedness of AERWINS, the Net Working Capital of AERWINS, and certain Transaction Expenses, each of which are defined in the Merger Agreement. If the adjustment was a negative adjustment in favor of us, the escrow agent was required to distribute to us a number of shares of our common stock with a value equal to the adjustment amount. If the adjustment was a positive adjustment in favor of AERWINS, we were required to issue to the former AERWINS stockholders an additional number of shares of our common stock with a value equal to the adjustment amount. The post-Closing true up period expired on May 5, 2023 without any claims having been made. In addition, at the closing of the Merger, the Company issued an aggregate of 1,500 shares of common stock (the “Compensation Shares”) to Boustead Securities, LLC (“Boustead”), in partial satisfaction of fees due to them in connection with the Merger. In addition, Boustead is entitled to an increase in the number of Compensation Shares on the 180th day following the closing of the Merger (the “Measurement Date”) if the VWAP for the common stock during over the five trading days prior to the Measurement Date is less than $1,000 per share (the “Adjustment”). The number of shares of common stock subject to the Adjustment is equal to (1) $1,500,000 divided by the average VWAP of the common stock over the five trading days prior to the Measurement Date, minus (2) the number of Compensation Shares.

AERWINS, Inc. formerly named AERWINS Technologies Inc. until it changed its name to AERWINS, Inc. on January 24, 2023, was incorporated in the State of Delaware on June 9, 2022. A. L. I. Technologies Inc., a Japanese corporation and a wholly owned subsidiary of AERWINS, Inc. was established in Japan in September 2016 (“A.L.I.”). On August 5, 2022, pursuant to the terms of a share exchange agreement among the Company, A. L. I. Technologies, the shareholders of A. L. I. Technologies and Shuhei Komatsu, as the representative of the shareholders of A. L. I. Technologies, we issued 300,000 shares of AERWINS, Inc. common stock to the shareholders of A. L. I. Technologies in exchange for 20,067 shares A. L. I. Technologies’ common stock, representing 100% of the issued and outstanding capital stock of A. L. I. Technologies. As a result of this transaction, A. L. I. Technologies became AERWINS Inc.’s 100%-owned subsidiary and the former shareholders of A. L. I. Technologies became the owners of 100% of AERWINS, Inc. outstanding common stock as of August 5, 2022.

We formed Aerwin Development on October 18, 2023.

On December 27, 2023, we discontinued the remaining operations of A.L.I. as part of the move of our operations to Los Angeles, California and continued development of a line of FAA compliant manned and unmanned crafts for low-altitude. This discontinuance follows our discontinuation of A.L.I.’s drone photography services and joint research and development services previously provided within our unmanned air mobility business as of June 30, 2023. Following this discontinuation, on December 27, 2023, A.L.I. filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu) (the “A.L.I. Bankruptcy”). See “Item 3 – Legal Proceedings” and the discussion regarding the A.L.I. Bankruptcy.

On April 2, 2024, the Company consolidated its issued and outstanding share on the basis of one post-consolidation share for each 100 pre-consolidation common shares. All share figures and references have been retrospectively adjusted.

ITEM 1A. RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, including our historical financial statements and related notes included elsewhere in this Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common stock shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Relating to Our Business and Industry

AERWINS, Inc. has incurred net losses in the past and may do so in the future, and in the future, the Company may also incur, net losses.

For the years ended December 31, 2023 and 2022, we had net losses from continuing operations of $9,516,032 and $2,470, respectively, and had net operating cash outflows of $6,577,441 and $16,865,274, respectively. We expect our expenses to increase in future periods as we continue to develop our planned MAV. We also expect to incur substantial costs and expenses as a result of being a public company. We cannot assure you that we will be able to generate net profits or positive operating cash flows in the future. Our ability to achieve profitability depends in large part on, among other factors, our ability to complete development and commercialization of our planned MAV. If we are unable to generate adequate revenues or effectively manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or subsequently maintain profitability.

We are a holding company and depend upon our subsidiary AERWIN Development CA LLC for our cash flows.

We are a holding company. Following the discontinuance of ALI’s business, all of our operations are conducted, by our operating subsidiary, Aerwin Development CA LLC, a California limited liability company. Furthermore, we don’t expect to launch sales until the end of 2027. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our operating subsidiary and the payment of funds by this operating subsidiary to us in the form of dividends, distributions or otherwise. The ability of our subsidiary to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiary when needed could have a material adverse effect on our business, results of operations or financial condition.

We will need additional capital, and we cannot be sure that additional financing will be available.

As of and for the year ended December 31, 2023, we incurred net loss from continuing operations of $9,516,032 and accumulated deficiency of $72,411,375 and as of and for the year ended December 31, 2022, we incurred continuing operating losses of $2,470 and accumulated deficiency of $46,472,904. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and the existing stockholders may experience dilution.

A new health epidemic could significantly disrupt our operations and adversely affect our results of operations.

Our business could be significantly affected by public health epidemics that may hit the United States and/or other countries where we may sell our products, such as the outbreak of coronavirus, avian influenza, severe acute respiratory syndrome, or SARS, Zika virus, Ebola virus or other disease. For example, the severity of the recent COVID-19 pandemic resulted in lock-downs, travel restrictions and quarantines imposed by governments across the world and materially affected general commercial activities on a global scale.

A COVID-19 outbreak may result in potential customers failing to place orders for our planned MAV or make payments on amounts owed to us in a timely manner or at all, which may materially and adversely impact our business and result of operations. Lingering effects of the COVID-19 pandemic has caused, and is expected to cause in the near future, an economic downturn in many countries. Such general economic slowdown may reduce the demand for our products.

Our business performance may be adversely affected if the growth of the Air Mobility Vehicle industry slows down.

In the manned air mobility business, we have acquired various technological expertise and relationships with various technology partners. We recognize that this trend will continue in the future. However, if the growth of the market slows down due to laws and regulations, economic trends, or changes in social awareness that restrict business in the industries in which we are involved, and if our business does not expand accordingly, our business performance may be affected.

Our future growth depends on the demand for, and customers’ willingness to adopt, our planned Manned Air Vehicle.

We operate in the new and evolving Manned Air Vehicle industry. Our business and operating results depend in large part on the acceptance of and demand for our MAVs. The success of these products is and will be subject to risks, including with respect to:

●	the extent of market reception and adoption of MAVs as transportation and logistics solutions;
●	our navigating a new and evolving regulatory environment;
●	our timely fulfillment of product orders;
●	our ability to produce safe, high-quality and cost-effective MAVs on an ongoing basis;
●	the performance of our MAVs relative to customer expectations and customers’ interest in and demand for our MAVs; and
●	our building a well-recognized and respected brand.

Our failure to manage the risks described above may discourage current or potential customers from purchasing our MAVs, and there may be downward price pressure on our MAVs. If the market for MAVs does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be materially and adversely affected.

We may be unable to successfully redesign, build and commercialize our planned MAV as we have not completed its design nor finalized the agreements to carry out the activities contemplated by the Letter of Intent .

Commercial production of our manned MAVs requires that we complete its redesign and the timely and adequate supply of various types of raw materials and components in order to build it. In addition, while we have entered into the Letter of Intent with Helicopter Technology that contemplates both product development and manufacturing, we have not finalized the definitive agreements contemplated by the Letter of Intent nor have we obtained the working capital needed to carry out the activities contemplated by those agreements. Further, we have no experience in designing MAV’s, high-volume manufacturing or sales of our MAVs. We cannot assure you that we will be able to complete the redesign of the MAV as we expect and to commence production on an efficient and cost-effective basis, or to procure sufficient raw materials and components to meet our future production requirements. While we expect to rely on Helicopter Technology to redesign and produce our MAV’s as discussed in the Letter of Intent, there is no assurance that we will be able to design an MAV that satisfies consumer preferences and commence production on an efficient and cost-effective basis. While we expect to obtain components from multiple sources whenever possible, disruption in the supply of components could temporarily disrupt commercial production of our MAVs. We may experience operational difficulties with Helicopter Technology or other contract manufacturers we may utilize in the future, including reductions in the availability of production capacity, failure to comply with product specifications, insufficient quality control, failure to meet production deadlines, increases in manufacturing costs and longer lead time. Any of the foregoing could result in our failure to make timely deliveries to our customers. Such failure would materially and adversely affect our business, results of operations, financial condition and prospects.

We may not be able to engage customers successfully and to obtain meaningful orders in the future.

Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify customers and convert them into orders for our MAV’s. We do not currently have any revenue or orders from customers. If we are unable to negotiate, finalize and satisfy the conditions of customer orders, or only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition. Further, if our targeted customers do not commit to make meaningful orders, or at all, it could adversely affect our business, prospects and results of operations. Delays in delivery of the MAV, unexpected performance problems or other events could cause us to fail to meet contractual commitments to deliver the MAV, resulting in defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

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

We are a relatively young company with a short operating history, and we may not be able to achieve growth, effectively manage our growth or implement our business strategies.

Although our subsidiary, ALI had been providing air mobility solutions since September 2016, we discontinued all of its operations as of December 27, 2023 when we filed a voluntary bankruptcy petition with the Tokyo District Court. Consequently, our historical performance will not be indicative of our future performance due to our limited operating history related to the development and commercialization of our MAV business. Furthermore, our short history of accepting orders for the MAVs developed by ALI and delivering them to customers for testing, training and demonstration purposes is no longer indicative of our future performance relative to the MAV that is being redesigned by us in the United States. There is only a limited historical basis for making judgments on the demand for our planned MAV currently under development or our ability to produce and deliver MAVs, or to become profitable in the future.

You should consider our business and future prospects in light of the risks and challenges we face as a new entrant to a nascent industry, including risks and challenges associated with our ability to:

●	Design, develop and manufacture a safe product;
●	maintain reliable, secure, high-performance and scalable infrastructure;
●	identify suitable facilities to commence manufacturing;
●	navigate the evolving and complex regulatory environment across all the markets in which we plan to operate;
●	anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape, and adjust, manage and execute our marketing and sales activities to cater to local economic and demographic conditions, cultural differences and customer preferences across all markets we enter into;
●	successfully market our MAV business;
●	improve and maintain our operational efficiency; and
●	attract, retain and motivate talented employees.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

As our business grows, we or our subsidiaries may adjust our product offerings. These adjustments may not bring about expected results and may instead have a material and adverse impact on our financial condition and results of operations. Our revenue structure may continue to evolve in response to market demand. In particular, we expect the revenue from sales of MAVs to begin in 2027. Our growth is dependent on the development of a redesigned MAV. We may not accurately identify market needs before we invest in the development of our planned MAV. In addition, we might face difficulties or delays in the development process, which may result in continued losses.

In pursuit of our growth strategy, we or our subsidiaries may enter into new strategic relationships to further penetrate our targeted markets. Should these relationships fail to materialize and develop into demand or orders for our products, or should we fail to work effectively with these companies, we may lose opportunities to generate sales growth and our business, results of operations and financial condition could be adversely affected.

We may not be successful in competing in the MAV industry.

We operate in the MAV industry. In addition to competing with other MAV companies, we compete with traditional industry players providing similar solutions, such as aircraft and ground transportation service providers. Many of our current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.

We expect competition in our industry to intensify in the future in light of increased demand for alternative transportation, continuing globalization and consolidation in the global MAV industry. Factors affecting competition include, among others, ability to innovate, development speed, product quality, reliability, safety and features, pricing and customer service. Increased competition may lead to lower MAV unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results and prospects.

Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and will affect our market share. If our competitors introduce MAVs or services that are superior in quality or performance and/or lower in price compared with our planned MAV, we may be unable to attract customers at prices that would allow us to generate attractive rates of return on our investment, if at all.

We face risks related to our information technology systems, and potential cyber-attacks and security and privacy breaches.

Our use of technology is critical in our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us, or our service providers can result in, among other things, financial losses, the inability to complete development and production of our planned MAV, the unauthorized release of customer information or confidential information and reputational risk. We have not experienced any material losses to date relating to cybersecurity attacks, other information breaches or technological malfunctions. However, there can be no assurance that we will not incur such losses in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities.

We may store and collect personal information about future customers and will be responsible for protecting that information from privacy breaches that may occur through procedural or process failure, information technology malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. We are subject to laws, rules and regulations in the United States and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules and regulations of jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

An accident involving an MAV provided by us or another manufacturer could harm the MAV industry.

An accident involving an MAV provided by us or another manufacturer could cause regulatory agencies around the world to tighten restrictions on the use of MAVs, particularly over-populated areas, and could cause the public to lose confidence in our products and MAVs generally. There are risks associated with autopilot, flight control, communications and other advanced technologies, and, from time to time, there have been accidents associated with these technologies. The safety of certain cutting-edge technologies depends in part on user interaction, and users may not be accustomed to using such technologies. We or our subsidiaries could face unfavorable and tightened regulatory control and intervention on the use of autopilot and other advanced technologies and be subject to liability and government scrutiny to the extent accidents associated with our autonomous navigation systems occur. Should a high-profile accident occur resulting in substantial casualty or damages, involving our MAVs, public confidence in and regulatory attitudes toward MAVs could deteriorate. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and results of operations.

Our MAVs may not perform in line with customers’ expectations. Any product defects, accidents or any other failure of our MAVs to perform as expected could harm our reputation and result in adverse publicity, revenue loss, delivery delays and product recalls, which could harm our brand and reputation. Any product recall or lawsuit seeking significant monetary damages either in excess of or outside of our insurance coverage may have a material adverse effect on our business and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our MAVs, including any systems or components sourced from our suppliers, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary and whether caused by systems or components engineered or manufactured by us or our suppliers, could incur significant expenses and adversely affect our brand image in our target markets. They may also inhibit or prevent commercialization of our current and future product candidates.

We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may be exposed to significant product liability claims if our MAVs do not perform as expected or malfunction. Any defects, errors, or failures in our products or the misuse of our MAVs, operating systems and infrastructure could also result in injury, death or property damage. Our risks in this area are particularly pronounced given we have limited field experience in the operation or development of MAVs. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our MAVs and business and inhibit or prevent commercialization of our current and future MAV models. Any insurance coverage we may obtain in the future might not be sufficient to cover all potential product liability claims. In addition, insurance coverage may not be available in the future at economical prices, or at all. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and result of operations.

We plan to generally provide standard warranties on our MAVs. The term of a warranty is expected to be between six months to three years, depending on the product line and the specific part or component. The occurrence of any material defects in our MAVs could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects or other problems, including costs related to product recalls. Warranty claims may also lead to litigation. Any negative publicity related to the perceived quality of our MAVs could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition.

If we fail to successfully develop and commercialize new products, services and technologies that are well received by customers, our operating results may be materially and adversely affected.

Our future growth depends on whether we can complete the redesign of our planned MAV and develop and introduce new generations of our currently planned MAV and update our operating systems and infrastructure with enhanced functionalities and value-added services. This is particularly important in the current industry landscape where technologies and consumer preferences evolve rapidly, which may shorten the lifecycles of our existing products. We plan to upgrade our current MAV model and introduce new models in order to continue to provide MAVs with the latest technologies. As technological advancements can be complex and costly, we could experience delays in the development and introduction of new products and services in the future.

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

One of our core strategies is international expansion. We generally have less experience in marketing, selling and deploying our MAVs in markets outside the U.S. and Japan. International expansion will require us to invest significant capital and other resources, and our efforts may not be successful. International sales and operations are subject to risks such as:

●	limited brand recognition;

●	costs associated with establishing new distribution networks;

●	difficulty in finding qualified partners for overseas distribution;

●	inability to anticipate changes in local market conditions, economic landscapes, and consumers’ preferences and customs;

●	difficulties in staffing and managing foreign operations;

●	lack of familiarity with and understanding of the local legal, regulatory and policy frameworks, as well as burdens of complying with a wide variety of local laws and regulations, including those governing personal data protection and safety control;

●	political and economic instability;

●	trade restrictions;

●	differing employment laws and practices, as well as potential labor disruptions;

●	the imposition of government controls;

●	lesser degrees of intellectual property protection;

●	tariffs and customs duties and the classifications of our goods by applicable governmental bodies; and

●	a legal system subject to undue influence or corruption.

Additionally, to export our MAVs to certain jurisdictions, we may face challenges in coordinating with the U.S., Japanese and the applicable foreign governments and regulatory authorities. If we cannot export our MAVs to such jurisdictions, our business, prospects, financial condition and operating results may be materially and adversely impacted.

The failure to manage any of these risks could negatively affect our international business and consequently our overall business and operating results. In addition, the concern over these risks may also prevent us from entering into, or marketing, selling or releasing our MAVs in, certain markets.

Our operations may be interrupted by production difficulties or delays due to mechanical failures, utility shortages or stoppages, fire, natural disaster or other calamities at or near our facilities.

Production difficulties, such as capacity constraints, mechanical and systems failures and the need for equipment upgrades, may suspend our production and/or reduce our output. There can be no assurance that Helicopter Technology will not experience problems with its production facilities in the future or that it will be able to address any such problems in a timely manner. Problems with key equipment in one or more of Helicopter Technology’s production facilities may affect its ability to produce our MAVs or cause us to incur significant expenses to repair or replace such equipment. Scheduled and unscheduled maintenance programs may affect our production output. Any of these could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a continuous supply of utilities, such as electricity and water, to operate the production facilities operated by Helicopter Technology. Any disruption to the supply of electricity or other utilities may disrupt its production, or cause the deterioration or loss of inventory. This could adversely affect our ability to fulfill our sales orders and consequently may have an adverse effect on our business and results of operations. In addition, fire, natural disasters, pandemics or extreme weather, including droughts, floods or other storms, or excessive cold or heat, could cause power outages, fuel shortages, water shortages, damage to Helicopter Technology’s production, processing or distribution facilities or disruption of transportation channels, any of which could impair or interfere with our planned future operations. We cannot assure you that such events will not happen in the future or that we will be able to take adequate measures to mitigate the likelihood or potential impact of such events, or to effectively respond to such events if they occur.

Weather and seasonality may have a material adverse effect on our operations.

Future sales of our MAVs may be affected by weather and seasonality. Potential customers may choose alternative transportation instead of our MAVs in severe weather conditions in consideration of safety factors, even if our MAVs are able to endure such conditions. As a result, our business, financial condition and operating results may be materially and adversely impacted by the weather conditions. Our operating results may vary from period to period due to many factors, including seasonal factors that may have an effect on the demand for our MAVs in the future. As a result, our quarterly results of operations and financial position at the end of a particular quarter may not necessarily be representative of the results we expect at year-end or in other quarters of a year. Our operating results would suffer if we did not achieve revenues consistent with our expectations due to seasonal demand and weather changes because many of our expenses are based on anticipated levels of annual revenues.

Any decline in the business of our business partners or the deterioration of our relationship with them could have a material adverse effect on our operating results.

We collaborate with various business partners to promote our MAVs. There can be no guarantee that those business partners will continue to collaborate with us in the future. If we are unable to maintain good relationships with our business partners, or the business of our business partners declines, the reach of our products may be adversely affected and our ability to maintain and expand our user base may decrease.

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

If our current or future business partners, contractors, suppliers, sales agents, dealers or third-party logistics services providers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity beyond our own control.

Our reputation is sensitive to allegations of unethical business practices. We do not control the business practices of our current or future business partners, independent contractors and suppliers, sales agents, dealers or third-party logistics services providers. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, sales agents or dealers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers, business partners, sales agent, dealers or third-party logistics services suppliers or the divergence of their labor or other practices from those generally accepted as ethical in the markets in which we do business could also attract negative publicity, diminish our brand image and reduce demand for our MAVs.

If customers modify our MAVs or operating systems, the MAVs may not operate properly, which may cause damage, create negative publicity and harm our business.

Our future customers may try to modify our MAVs or operating systems for various reasons, which could compromise the performance and safety of our MAVs, as well as the safety of their passengers. During such modifications, they may use third-party parts that may not be compatible with our products. We do not plan to test, nor do we plan to endorse, such modification. In addition, the use of improper external cabling can expose our customers to injury from MAV malfunctioning. Any injuries or damages resulting from such modifications or misuses could result in adverse publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Failure to safeguard personal information could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

We may log information about each MAV’s use, such as mileage and location information, in order to aid us in vehicle diagnostics, repair and maintenance, as well as to help us customize and optimize the flying experience. Images and videos captured by cameras attached to our MAVs may be stored on our servers, servers of third-party cloud storage providers or other servers designated by our customers. We, therefore, process, including but not limited to collect, store, process, use, transfer, provide, disclose and delete, personal data from our users in order to better understand our users and their needs for the purpose of our content feeds recommendation. Possession and use of our users’ flying behavior and data in conducting our business may subject us to legislative and regulatory oversight in Japan and other jurisdictions, such as the European Union and the United States. For example, in January 2018, the European Union promulgated the General Data Protection Regulation to further protect fundamental rights in privacy and personal information so that members of the general public have more control over their personal information. Regulations in relevant jurisdictions may require us to obtain user consent for the collection of personal information, restrict our use of such personal information and hinder our ability to expand our user base. In the event of a data breach or other unauthorized access to our user data, we may have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident.

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

If users allege that we have improperly used, released or disclosed their personal information, we could face legal claims and reputational damage. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. A major breach of our network security and systems could create serious negative consequences for our business and future prospects, including possible fines, penalties, reduced customer demand for our MAVs, and harm to our reputation and brand.

The execution of our business plans requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute the equity interests of our shareholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will need significant capital to, among other things, complete the design, development and manufacturing of the MAV and roll out new products and solutions. We may also need significant capital to maintain our existing property and equipment. Our expected sources of capital include both equity and debt financing. However, financing might not be available to us in a timely manner or on acceptable terms, or at all.

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

We and our operating subsidiary have no insurance coverage, which could subject us to significant costs and business disruption.

We and our operating subsidiary have no liability insurance coverage for our products and business operations because our business is still in the early development stage. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful liability claim against us, our subsidiaries or its subsidiaries due to injuries or damages suffered by our users could materially and adversely affect our financial condition, results of operations and reputation. Even if unsuccessful, such a claim could cause us adverse publicity, require substantial costs to defend, and divert the time and attention of our management. In addition, we do not have any business disruption insurance. Any business disruption could result in substantial cost to us and diversion of our resources. Furthermore, Japan, the United States or any other jurisdiction relevant to our business may impose requirements for maintaining certain minimum liability or other insurance relating to the operation of MAVs. Such insurance policies could be costly, which would reduce the demand for our MAVs. Alternatively, certain insurance products that would be desirable to MAV operators may not be commercially available, which would increase the risks of operating our MAVs and also reduce the demand for them.

We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.

We may be the subject of complaints or litigation from customers, suppliers, employees, creditors of A.L.I. stemming from its bankruptcy proceedings or other third parties for various actions. The damages sought against us in some of these litigation proceedings could be substantial. We cannot assure you that we will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, our reputation and the result of operations could be negatively impacted. The proceedings we may be involved in from time to time, including the A.L.I. Bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, see “Item 3 – Legal Proceedings” and the discussion regarding the A.L.I. Bankruptcy.

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

We are vulnerable to natural disasters and other calamities such as typhoons, tornadoes, floods, earthquakes and other adverse weather and climate conditions. Although we may have in the future servers that are hosted in an offsite location, future backup systems may not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to design, develop and produce the MAVs.

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

Because our long-term growth strategy involves expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the expansion of our operations and customer base worldwide. We plan to establish locally owned, independent dealers and distributors in international offices in the future. These international dealers and distributors will focus primarily on sales, professional services and support. Our future international operations and future initiatives will involve a variety of risks, including:

●	difficulties in maintaining our company culture with a dispersed and distant workforce;

●	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

●	the timing of our sales with our international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients;

●	unexpected changes in regulatory requirements, taxes or trade laws;

●	differing labor regulations where labor laws are generally more advantageous to employees as compared to Japan, including deemed hourly wage and overtime regulations in these locations;

●	challenges inherent in efficiently managing an increased number of employees, including remote employees, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

●	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

●	global economic uncertainty caused by global political events;

●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

●	limited or insufficient intellectual property protection;

●	political instability or terrorist activities;

●	likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries; and

●	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

We believe our success depends on investing in the growth of our plans to expand sales to markets outside the United States. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our sales operations worldwide by establishing locally owned, independent dealers and distributors once we begin to commercialize the MAVs in 2027. This includes entering into distribution agreements with companies who have existing operations in these markets. We currently do not have any dealer or distributor agreements in place. If we are unable to enter into dealer or distributor agreements in these markets or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

Risks Related to Our Dependence on Third Parties

We will rely on Helicopter Technology to redesign and produce our planned MAV. Inadequate design and manufacturing services or failure to mitigate the risks of damage or disruption to our development and manufacturing process could adversely affect our business.

Our ability to redesign and manufacture our MAVs is critical to our success across our operations. We expect to rely on Helicopter Technology to redesign and produce our planned MAV. Inadequate design and manufacturing services due to disputes, inadequate design or unexpected design or manufacturing defects could impair our ability to sell our MAVs. Inadequate design and manufacturing services could also potentially disrupt our sales and compromise our business reputation. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to complete the redesign of our planned MAV and its production.

We expect to rely on third-party distributors for sales, marketing and distribution activities relating to our MAVs.

Currently we do not rely on any third-party distributors for sales, marketing and distribution activities relating to our MAVs as are in the process of redesigning our MAV. However, some of our business partners may act as third-party distributors that sell, market and distribute our MAVs to their customers in the future. Accordingly, we may be subject to a number of risks associated with third-party distributors, including a lack of day-to-day control over the activities of third-party distributors selling or using our products and solutions; third-party distributors may terminate their arrangements with us on limited or no notice, or may change the terms of these arrangements in a manner that is unfavorable to us for reasons outside of our control; and any disagreements with our third-party distributors could lead to costly and time-consuming litigation or arbitration. If we fail to establish and maintain satisfactory relationships with our third-party distributors, we may not be able to sell, market and distribute our MAVs according to our internal budget and plans, our future revenues and market share may not grow at a pace that we expect, and we could be subject to increases in sales and marketing and other costs which would harm our results of operations and financial condition.

We will rely on external suppliers for raw materials and certain key externally sourced components and parts used in the assembly of our MAVs, and have limited control over the quality of these components and parts.

We plan to purchase certain key externally sourced components and raw materials, such as computers chips, batteries, motors and electronic displays, from external suppliers for use in our assembly, production and operations of MAVs. A continuous and stable supply of components and raw materials that meet our standards is crucial to our assembly, production and operations. We cannot assure you that we will be able to establish or maintain relationships with suppliers and be able to stably source key components and raw materials at reasonable prices, or at all. Since our MAV is currently under development, we have not identified all of the inputs needed to manufacture it. Consequently, we have not identified the suppliers we will needed until we further along with our development work. Further, once suppliers have been identified, the supply of key components could be interrupted for any reason, or there could be significant increases in the prices of these key components. Additionally, changes in business conditions, force majeure, governmental changes and other factors beyond our control, or that we do not presently anticipate, could also affect our prospective suppliers’ ability to deliver components to us on a timely basis. If any of these events occurs, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We cannot guarantee that the quality of components and parts manufactured by prospective suppliers will be consistent and maintained at a high standard. Any defects of or quality issues with these components or any noncompliance incidents associated with these third-party suppliers could result in quality issues with our MAVs and hence compromise our brand image and results of operations. In extreme situations, we may be exposed to liabilities as a result of significant damages caused by certain components from external suppliers and we cannot assure you that we will be able to obtain sufficient insurance coverage at an acceptable cost in the future. A successful claim brought against us in excess of our available insurance coverage may have a material adverse effect on our business, financial condition and operating results.

We expect to rely on third-party logistics providers to deliver our domestic sales orders and overseas orders. Inadequate third-party logistics services or failure to mitigate the risks of damage or disruption to our distribution logistics could adversely affect our business.

Our ability to transport and sell our MAVs is critical to our success across our operations. We expect to rely on third-party logistics service providers to deliver our domestic sales orders and overseas orders. Damage or disruption to our distribution logistics due to disputes, weather, natural disasters, fire, explosions, terrorism, pandemics or labor strikes could impair our ability to distribute or sell our MAVs. Inadequate third-party logistics services could also potentially disrupt our distribution and sales and compromise our business reputation. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Risks Related to Employee Matters

Our success depends on the continuing efforts of our key employees, including our senior management members, directors and other key personnel. If we fail to hire, retain and motivate our key employees and directors, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that our success depends substantially on the continued efforts of our key employees, including our senior management members, directors and other qualified and key personnel. We rely on our executive officers, senior management, directors and key employees to generate business, execute programs successfully and provide strategic oversight of our business. In addition, the relationships and reputation that members of our management and key employees have established and maintain with key partners contribute to our ability to implement our initiative to redesign, develop and manufacture the MAVs. The loss of any key personnel or our failure to attract additional talent could reduce our employee retention, disrupt these initiatives and operations, increase our costs of development and impair our revenue growth and competitiveness.

As previously disclosed by us in Form 8-K’s filed with the SEC, in March 2023 and May 2023, four of our directors resigned, one of whom was our former Chief Executive Officer (Shubei Komatsu, Steve Iwamura, Dr. Sayama and Marehiko Yamada) who were appointed on February 9, 2023 upon completion of our merger with AERWINS. In addition, on March 27, 2023, our former Chief Product Officer, Kazuo Miura was removed from his position by the Board, on July 17, 2023 Daisuke Katano resigned as a director and on July 25, 2023 he resigned as our Chief Operating Officer. The resignations and removal of these officers were not the result of any disagreement with our company on any matter relating to our operations, policies or practices. Our board of directors appointed four new directors (Kiran Sidhu on May 15, 2023 and Katharyn (Katie) Field and Pavanveer (Pavan) Gill on May 22, 2023 and Robert Lim on July 18, 2023) and promoted Taiji Ito from his position as our Global Markets Executive Officer to Chief Executive Officer on March 20, 2023. The duties of Messrs. Miura and Katano were assumed by other members of our management team and on August 24, 2023, we appointed Yinshun (Sue) He as our Chief Financial Officer following the resignation of Kensuke Okabe. As previously disclosed by us in a Form 8-K filed with the SEC on July 20, 2023, on July 18, 2023 Kiran Sidhu, the chairman of our board of directors and audit committee was appointed as Executive Chairman of the Board and President, Katharyn Field was appointed as the chairperson of our audit committee and as its audit committee financial expert and Robert Lim was appointed as a member of the board of directors. In addition, on July 18, 2023, the board of directors changed the composition of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were changed. See “DESCRIPTION OF BUSINESS–Officer and Director Changes.” On December 12, 2023, Kiran Sidhu was appointed as our Chief Executive Officer following the resignation of Taiji Ito as our Chief Executive Officer. As part of this change, the Board appointed Ms. Field as the Chairman of the Board to take on the role formerly held by Mr. Sidhu who will remain as a director of the Company in addition to his role as its CEO. Mr. Ito remains as a director of the Company.

While we were able to either reassign duties or timely identify and appoint qualified individuals to replace members of our management team upon their resignation or removal, if one or more of our other executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all, and we might lose the innovation, collaboration and focus that they contribute to our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for developers with high levels of experience in designing, developing and manufacturing MAVs, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we expect to experience a competitive hiring environment in the United States, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the MAVs industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Intellectual Property

We and our subsidiaries may need to defend ourselves against claims of intellectual property infringement, which may be time-consuming and costly.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our MAVs, MAV operating systems and infrastructure or their components, which could make it more difficult for us to operate our business. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights by us and our subsidiaries or otherwise assert their rights against us and our subsidiaries. Moreover, our and our subsidiaries’ applications and uses of trademarks relating to our and our subsidiaries’ design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. We or our subsidiaries may also fail to apply for key trademarks in a timely manner. We or our subsidiaries may continue to face intellectual property infringement claims in the future.

If we or our subsidiaries are determined to have infringed upon a third party’s intellectual property rights, we or our subsidiaries may be required to do one or more of the following:

●	cease selling, incorporating certain components into, or using MAVs or offering goods or services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign our, our subsidiaries or its subsidiaries’ MAVs, MAV operating systems and infrastructure, components or services; or

●	establish and maintain alternative branding for our, our subsidiaries or its subsidiaries’ products and services.

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

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We expect to rely primarily on patents, trademarks, copyrights, trade secrets, design rights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and our rights may be challenged by third parties. The laws of countries other than the United States may be even less protective of our intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology we expect to develop in the future. Unauthorized third parties may try to copy or reverse engineer our planned products or portions of our products or otherwise obtain and use our intellectual property. Moreover, our employees contractors have or will have access to our trade secrets and other intellectual property. If one or more of these contractors cease working with us and work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed. From time to time, we have initiated lawsuits to protect our intellectual property and other proprietary rights. Pursuing these claims is time consuming and expensive and could adversely impact our results of operations.

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

Although we expect to operate under the ultralight aircraft exceptions of Federal Aviation Regulation Part 103, aircraft, including the MAVs, are subject to substantial regulation and changes to those regulations under international, federal, state, local and foreign laws regarding safety, performance, and import regulations. Our planned vehicles will need to comply with many governmental standards and regulations relating to vehicle safety, fuel economy, emissions control, noise control, and vehicle recycling, among others. Compliance with all of these requirements may delay our production launch or require substantially higher compliance costs than anticipated, thereby adversely affecting our business and financial condition.

We are subject to FAA regulations and changes to FAA regulations requiring certifications for flight operations or sales could negatively impact operations.

We plan to design the MAV to conform with Federal Aviation Regulation Part 103 requirements for ultralight aircraft. We do not believe we need to achieve FAA Certification for domestic MAV flight operations and sales as long as we continue to conform to FAR Part 103 in terms of aircraft specifications and flight operations. Changes in FAA regulations requiring certification for flight operations or sales might result in us incurring significantly increased costs to comply with those new regulations and in attempting to correct any issues causing such delays. Also, the impact of new or changed laws or regulations on the planned MAV compliance or the costs of complying with such laws and regulations cannot be predicted.

Further, as we sell our MAV products internationally, we face challenges in quickly and sufficiently familiarizing ourselves with foreign regulatory environments and policy frameworks. If any new regulation is put in place, or a different interpretation of existing regulation is adopted, our ability to manufacture, market, sell or operate our MAVs may be limited or otherwise affected. Failure to comply with applicable regulations or to obtain, maintain or renew the necessary permits, licenses, registrations or certificates could cause delays in, or prevent us from, manufacturing, marketing, selling and operating our MAVs products, meeting product demand and expectations, introducing new products or expanding our service coverage, and could materially and adversely affect our operation results. If we are found to be in violation of applicable laws or regulations, we could be subject to administrative punishment, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in the United States, including the U.S. Foreign Corrupt Practices Act, or the FCPA and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

We expect to have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. We may also enter into joint ventures and/or other business partnerships with government agencies and state-owned or affiliated entities. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

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

Risks Related to Indebtedness

Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2023 and December 31, 2022, we had total liabilities of $19,547,304 and $9,870,442, respectively. In addition, A.L.I.’s December 27, 2023 bankruptcy filing constituted an event of default pursuant to the secured convertible notes in the aggregate principal amount of $4,200,000 issued by us to Lind Global on April 12, 2023 and May 23, 2023 and as amended on August 25, 2023 (the “Lind Notes”). Pursuant to the terms of the January Note Amendments and the SPA Amendment, if we complete a Public Offering of our securities and make the Mandatory Prepayment no later than April 15, 2024, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. If, however, we are unable to fulfill these obligations, Lind Global may, at its option, (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Notes and (2) exercise all other rights and remedies available to it under the Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Notes (collectively, the “Transaction Documents”), subject to the Floor Price and cash payment as discussed elsewhere in this Form 10-K.

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

We are unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition results of operations, and cash flows.

Our ability to make principal and interest payments on and to refinance the indebtedness of our subsidiaries will depend on our ability to raise funds from debt and/or equity financing as we no longer believe we will be able to generate a sufficient amount of cash flow from operations prior to the due dates for our outstanding indebtedness in light to our discontinuance of A.L.I.’s business, the inability to achieve the projected revenues from A.L.I and its bankruptcy filing in December 2023. Consequently, we need to refinance all or a portion of our indebtedness and the indebtedness of our subsidiaries on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements may also restrict us from affecting any of these alternatives. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, could have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Despite our level of indebtedness, we and our operating subsidiary may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above.

We and our subsidiary Aerwin Development, may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

General Risks

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the MAV industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit. If economic conditions in key markets for our MAVs continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to purchase our MAVs and delay prospective customers’ purchasing decisions, all of which could harm our operating results.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward looking information is to provide a basis for our management to discuss its business outlook with stakeholders. Forward looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of its forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In particular, we no longer expect to achieve the projected revenues from A.L.I.’s businesses we expected when we completed the Business Combination with Aerwins, Inc. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance or projections in making investment decisions.

Risks Related to Ownership of Our Securities

Our management will have broad discretion over the use of any net proceeds from future offerings and you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of any net proceeds from future offerings of our securities and could use them for purposes other than those contemplated at the time of the offering. As of the date of this Form 10-K, we will use the net proceeds of future offerings for general corporate purposes, including working capital, the payment of the Mandatory Prepayment portion of the Lind Notes, the expected costs to redesign, build and commercialize our planned MAV and the personnel costs, capital expenditures and the costs of operating as a public company. We have not allocated any specific portion of the net proceeds of any future offering to any particular purpose and our management will have the discretion to allocate the proceeds as it determines except as it relates to the Mandatory Prepayment portion of the Lind Notes. We will have significant flexibility and broad discretion in applying the net proceeds of this offering, and we may not apply these proceeds effectively. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds, and you will not have the opportunity to influence our decisions on how to use our net proceeds from this offering.

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions.

Our securities are currently listed on the Nasdaq Capital Market. However, we cannot assure you that our securities will continue to be listed on the Nasdaq Capital Market in the future. In order to continue listing its securities on the Nasdaq Capital Market, we must maintain certain financial, distribution and stock price levels and minimum market value of listed securities. Generally, we must maintain a minimum number of holders of its securities (generally 400 public holders).

As previously disclosed in the Current Report on Form 8-K filed on April 21, 2023 by the Company, on April 20, 2023, Nasdaq Listing Qualifications staff (“Staff”) notified the Company that it no longer complied with the minimum bid price requirement under Listing Rule 5450(a)(1). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until October 17, 2023, to regain compliance with Rule 5450(a)(1) (the “Bid Price Rule”). As previously disclosed on a Form 8-K filed with the SEC on October 23, 2023, on October 18, 2023, Staff notified the Company that it had determined to delist the Company as it did not comply with the requirements for continued listing on the Exchange. As previously disclosed in the Current Report on Form 8-K filed with the SEC on November 28, 2023, the Company appealed Nasdaq’s determination in accordance with the procedures set forth in the Nasdaq Listing Rules and requested a hearing (the “Hearing Request”) before the Nasdaq Hearings Panel (the “Panel”). As previously disclosed on a Form 8-K filed with the SEC on November 28, 2023, on November 21, 2023, Staff issued an additional delist determination letter after the Company failed to file its Form 10-Q for the period ended September 30, 2023 (the “Delinquent Report”), as required by Listing Rule 5250(c)(1) (the “Periodic Filing Rule”). On November 28, 2023, the Company filed its Delinquent Report and, thus, regained compliance with the Periodic Filing Rule. As previously disclosed on a Form 8-K filed with the SEC on December 12, 2023, on December 6, 2023, Staff issued an additional delist determination letter as the Company’s no longer complied with the $50,000,000 minimum market value of listed securities requirement set forth in Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which served as an additional and separate basis for delisting.

A hearing before the Panel was conducted on January 4, 2024. The Panel conditionally granted the Company’s request to transfer its shares from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the open of trading on January 18, 2024 and the Company’s request for an exception to the Exchange’s listing rules until April 15, 2024, to demonstrate compliance, subject to the satisfaction of the conditions set forth in the Panel Decision. The Panel Decision indicates that the Company may request that the Nasdaq Listing and Hearing Review Council (the “Council”) review the Panel Decision, in which case a written request for review would need to be received within 15 days from the date of the Panel Decision. The Council may also on its own motion determine to review the Panel Decision. The Panel Decision has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Market. The Company plans to fulfil each of the conditions as stated in the Panel Decision; however, no assurance can be given as to the definitive date on which such conditions will be achieved.

Following a request submitted by the Company on April 12, 2024, the Panel granted a further extension to the exception granted on January 16, 2024, to the Company, as amended on January 17, 2024 (the “Decision”), to extend the Company’s deadline to regain compliance with Listing Rule 5550(b)(1) (the “Equity Requirement”). In granting the extension, the Panel noted that as of April 15, 2024, the Company has regained compliance with Nasdaq Listing Rule 5550(b)(1). Based on the information presented, the Panel determined to grant the Company’s request for an exception extension to regain compliance with the Equity Requirement until May 31, 2024, subject to the Company demonstrating compliance with all applicable continued listing requirements for The Nasdaq Capital Market under Rule 5550.

On April 17, 2024, the Company received an Additional Staff Delisting Determination (the “Additional Staff Determination”) from Nasdaq. The Additional Staff Determination noted that the Company is now delinquent in filing its Form 10-K for the period ended December 31, 2023 (the “Form 10-K”), which additional delinquency may serve as a separate basis for the delisting of the Company’s securities from Nasdaq. The Additional Staff Determination notified the Company that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market and that it should present its views with respect to this additional deficiency to the Panel in writing no later than April 24, 2024. On April 30, 2024, the Company filed its delinquent Form 10-K for the period ended December 31, 2023.

If Nasdaq delists our securities from trading on the Nasdaq Capital Market and we are not able to list our securities another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the Nasdaq Capital Market or the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national exchange’s listing requirements.

A large number of shares of our common stock issuable upon conversion of the Convertible Notes may be sold in the market, which may depress the market price of our common stock and substantially dilute stockholders’ voting power.

Lind Global is obligated to convert at least an aggregate of $1,750,000 of the principal amount of the Closing Notes at an exercise price of $18.176 per share resulting in the issuance of a total of 96,281 shares of common stock, subject to the limitation that the holder may not convert those securities to the extent that the holder would own more than 4.99% of our outstanding common stock immediately after conversion. However, this limitation does not prevent the holder from selling shares of our common stock and then receive additional shares of our common stock through a subsequent conversion. In this way, Lind Global could acquire and sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time. Further since the exercise price under the Convertible Notes is based on market prices of our common stock during the ten trading days prior to each conversion, declines in the market price of our common stock down to the conversion floor price ($18.176 per share) result in, subject to the floor price, higher conversion rates and consequently higher rates of dilution to stockholders for each dollar of principal of a Convertible Debenture being converted during such declines. As of January 22, 2024 there were 626,890 shares of common stock outstanding and 396,244 shares of common stock owned by non-affiliates. Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock, cause substantial dilution to stockholders’ voting power and impair our ability to raise capital through the sale of additional equity securities. If all 96,281 shares of common stock that could potentially be issued underlying the Convertible Notes that Lind Global is obligated to convert are issued, the percentage of our common stock held by the existing non-affiliate stockholders would be reduced from approximately 63.2% to approximately 54.8%. We cannot predict the effect that future sales of our common stock by the holders or others would have on the market price of our common stock.

An Event of Default under a Convertible Notes has occurred and could lead to increased amounts payable under the Convertible Notes and an acceleration of the Convertible Notes will materially and adversely affect our operations.

The A.L.I. Bankruptcy constitutes an event of default pursuant to the Convertible Notes. Pursuant to the terms of the January Note Amendments and the SPA Amendment, if we complete this offering and make the Mandatory Prepayment no later than April 15, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. If, however, we are unable to fulfill these obligations, Lind Global may, at its option, (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Convertible Notes and (2) exercise all other rights and remedies available to it under the Convertible Notes and the Transaction Documents; provided, however, that (x) upon the occurrence of the event of default described above, Lind Global, in its sole and absolute discretion (without the obligation to provide notice of such event of default), may: (a) from time-to-time demand that all or a portion of the outstanding principal amount of the Convertible Notes be converted into shares of the Company’s common stock at the lower of (i) the then-current Conversion Price (that price being $18.176 per share (the “Floor Price”)) and (ii) eighty-percent (80%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) during the 20 trading days prior to the delivery by Lind Global of the applicable notice of conversion or (b) exercise or otherwise enforce any one or more of Lind Global’s rights, powers, privileges, remedies and interests under the Convertible Notes, the Transaction Documents or applicable law. Consequently, if we are unable to complete the Public Offering and fulfill our other obligations under the January Note Amendments and the SPA Amendment, our costs related to the Convertible Notes could substantially increase and we may not have the funds required to repay Lind Global the accelerated amounts due under the Convertible Notes, which could lead Lind Global to take action against the Company such as commencing litigation which could have material adverse effects on our business and prospects.

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

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock at an attractive price due to a number of factors such as those listed in this Risk Factors section and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of the Company’s competitors;

●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by the Company or its competitors;

●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of the Company’s customer base or the level of customer engagement;

●	any significant change in the Company’s management;

●	changes in general economic or market conditions or trends in the Company’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;

●	additional shares of the Company’s securities being sold or issued into the market by the Company or any of the existing stockholders or the anticipation of such sales, including if the Company issues shares to satisfy conversions under the Convertible Notes, exercises of Warrants or restricted stock unit related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;

●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the Company’s common stock;

●	actions by institutional or activist stockholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

The company will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $1,800 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. If and when the public warrants become redeemable by the Company, the Company may exercise its redemption right if there is a current registration statement in effect with respect to the shares of the Company’s common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by Lind Global, our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that during the period ended December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level. Management has determined that a material weakness exists due to our late filing of certain reports required to be filed by us with the SEC. Consequently, our internal control over financial reporting has weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

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

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

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

We incur significant costs as a result of operating as a public company, our management is required to devote substantial time to new compliance initiatives and our management has limited experience in operating a public company.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Further, our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. For example, we did not timely file our Form 10-Qs for the quarters ended March 31, 2023 and September 30, 2023 and unless the matters discussed in this risk factor and elsewhere in this Form 10-K are mitigated, the risk exists that we may not be able to file timely in the future. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Anti-takeover provisions contained in our Amended Charter and Amended Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s Amended Charter and Amended Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	providing that a special meeting of the stockholders may only be called by a majority of the board of directors;

●	providing that directors may be removed prior to the expiration of their terms by the affirmative vote of the holders of not less than 2/3 of the voting power of the issued and outstanding stock entitled to vote; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our Amended Charter or Amended Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We do not presently have any general processes for assessing, identifying, and managing material risks from cybersecurity threats. As we expand our business operations, we plan to develop processes that will allow for the identification and assessment of cybersecurity risk that will be integrated into an overall risk management system, which will be managed by senior management and overseen by the Board of Directors. As part of this development, we plan to identify and address cybersecurity risks related to our business, privacy and compliance issues through a multi-faceted approach that is expected to include third party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with these planned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things, will consider: conducting proactive privacy and cybersecurity reviews of systems and applications, audits of applicable data policies, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security, and implementing appropriate changes.

As part of the above planned processes, we may engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We plan to design our risk management program to also assesses third party risks, and we plan to perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we plan to perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Cybersecurity Governance

We expect that cybersecurity will become an important part of our risk management processes and an area of focus for our Board of Directors and management. We expect that our Board of Directors will be responsible for the oversight of risks from cybersecurity threats. We expect our senior management will provide our Board of Directors updates on a quarterly basis regarding matters of cybersecurity. This is expected to include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. We expect that our Board members will also engage in periodic conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Currently, our Chief Executive Officer is expected to lead our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Our Chief Executive Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

ITEM 2. PROPERTIES

Prior to the December 27, 2023 discontinuation of A.L.I., our headquarters were located at Shiba Koen Annex 6 f, 1-8, Shiba Koen 3-chome, Minato-ku, Tokyo, Japan 105-0011, where we leased and occupied office space with an aggregate floor area of approximately 340 square meters from unrelated third parties under operating lease agreements. Our manufacturing and shipping facility was located at 1-2-11 Fukamidai, Yamato-shi, Kanagawa. Our testing facilities was located at 72 Misawa, Minobu-cho, Minami Koma-gun, Yamanashi. We no longer occupy any of these offices or facilities and following the discontinuance of ALI’s operations and bankruptcy filing on December 27, 2023, we moved our principal executive offices to The Walnut Building, 691 Mill St, Suite 240, Los Angeles, California 90021 where we lease this this office pursuant to a lease that extends until February 28, 2025 when the term becomes a month-to-month tenancy.

ITEM 3. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, other than as described below, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

On December 27, 2023, A.L.I. filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu) (the “A.L.I. Bankruptcy”). On January 10, 2024, the Court entered an order (the “January 10 Order”) confirming that bankruptcy proceedings are commenced against the debtor A.L.I., that A.L.I. is found to be insolvent, the appointment of Gaku Iida, Attorney-at-Law, of Abe, Ikubo & Katayama be appointed as the trustee in the bankruptcy proceedings (the “Trustee”) and setting the date and place of the meeting to report on the status of property, to report on calculations and hear opinions regarding the disposition of the bankruptcy proceedings on May 14, 2024, at 10:00 a.m. local time in the Court (the “Status Report Meeting”). The Trustee’s address is Fukuoka Bldg. 9F, 2-8-7 Yaesu, Chuo-ku, Tokyo.

As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, A.L.I. will be deconsolidated from the Company’s consolidated financial statements prospectively, commencing in the first quarter of 2024. See, however, “Risk Factors – We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.”

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “AWIN” and “AWINW,” respectively. On April 12, 2024, the closing price of our common stock was $3.4828 per share and the closing price of our Public Warrants was $0.02.

Holders

As of April 15, 2024 we had approximately 80 holders of record of our common stock and 924,890 shares issued and outstanding and four holders of record of our Public Warrants and 8,624,993 public warrants issued, 563,756 placement warrants issued and outstanding and one holder of warrants to purchase 39,213 shares of common stock issuable upon exercise of warrants issued to Lind Global in connection with the Purchase Agreement. Each Public warrant and placement warrant are exercisable for one-hundredth of a share at $1,150 per share. The number of record holders does not include beneficial owners of common stock or warrants whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent and Registrar

The Company’s transfer agent and registrar for our common stock and Public Warrants is Continental Stock Transfer & Trust Company located at 1 State Street, New York, NY 10004 and their telephone is (212) 509-4000.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Plans approved by our stockholders	11,732	$0.015	28,372
Plans not approved by our stockholders	N/A	N/A	N/A

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

ITEM 6. [RESERVED]

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

Overview

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) through its subsidiaries is redesigning our single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”). We aim to align this vehicle with the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low-altitude manned flight. Following an evaluation of the viability of other areas of the Company’s business which AWIN considered non-core and our desire to focus solely on our core business of developing an FAA compliant MAV in the United States, we discontinued our non-core operations formerly carried out by our wholly owned indirect subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”). Following the discontinuation, on December 27, 2023, ALI filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced. All references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and ALI, except that references to the “Company” “we,” “us,” or “Pono” in this Item 2 refer to Aerwins Technologies Inc. f/k/a Pono Capital Corp.

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

The Business Combination occurred during the period for which the financial information herein is presented. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination and the combined operations after the Business Combination, unless otherwise noted. For additional information on the Business Combination please see the “Explanatory Note” on page 1 of this Annual Report on Form 10-K. For additional information on the corporate history of our Company please see the section titled “Corporate History” on page 20 of our Annual Report.

Business Overview

We were incorporated in the State of Delaware on June 9, 2022. Through our U.S.-based subsidiary, Aerwin Development, we are redesigning our single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”) in the United States. We aim to align this vehicle with the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low-altitude manned flight. Following an evaluation of the viability of other areas of the Company’s business which AWIN considered non-core and our desire to focus solely on our core business of developing an FAA-compliant MAV in the United States, we discontinued our non-core operations formerly carried out by our wholly owned indirect subsidiary, A.L.I. Technologies Inc., a Japanese corporation (“ALI”). Following the discontinuation, on December 27, 2023, ALI filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced.

A.L.I. was established in Japan in September 2016 and was acquired by us in August, 2022. The acquisition of A.L.I. was accounted for as a recapitalization among entities under common control since the same controlling shareholders controlled all these entities before and after the transaction. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

With the mission of “Transforming society from the sky down,” we aim to realize an “Air Mobility Society” in which cars, specialized crafts, and drones can fly freely. To this end, we are redesigning our single-seat optionally Manned Air Vehicle (“MAV”). We aim to align this vehicle with the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low-altitude manned flight.

To achieve this goal, we have established AERWIN Development Company LLC, a California subsidiary with offices in Los Angeles, California, and entered into the Letter of Intent with Helicopter Technology discussed above.

Discontinued Operations

As of June 30, 2023, we discontinued providing drone photography services and joint research and development services previously provided within our unmanned air mobility business.

On December 27, 2023, we discontinued the operations of A.L.I. as part of our operations, moved to Los Angeles, California, and continued the development of a line of FAA-compliant manned and unmanned crafts for low-altitude. Following the discontinuation, on December 27, 2023, A.L.I. filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced.

ALI’s discontinued operations include the manned air mobility business, including the further development of the XTURISMO limited edition hoverbike, the air mobility platform COSMOS (Centralized Operating System for Managing Open Sky), the computing power-sharing business, drone photography business and drone and artificial intelligence research and development business.

For accounting purpose, the results of operations in relation to the Company’s Drone solution service have been classified by the Company as discontinued operations for the years ended December 31, 2023 and 2022.

Key Factors that Affect Our Results of Operations

Our business is affected by many factors which we discuss under the heading “Risk Factors” included elsewhere in this Annual Report on Form 10-K. The following are a few of those key factors that may affect our financial condition and results of operations:

Our Ability to Complete Development of and Manufacture our planned Manned Air Vehicle (“MAV”)

Our results of operations rely on our ability to redesign our single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”) and commence production pursuant to the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low altitude manned flight. We plan to do this in conjunction with Helicopter Technology Company (“Helicopter Technology”) pursuant to the terms of the Letter of Intent we entered with them effective as of December 19, 2023 described elsewhere in this Form 10-K.

Our Ability to Develop a Dealer Distribution Network and Market and Sell MAV’s in Sufficient Quantities to Achieve Profitability

Pursuant to the Letter of Intent, we have agreed to provide marketing and support services that includes marketing, sales, advertising, development of a dealer distribution network, online marketplace, and other distribution channels in order to sell sufficient quantities of the MAVs. We plan to sell our MAV’s primarily in the United States, China and Europe beginning in 2027.

Our Ability to Control Costs and Expenses and Improve Our Operating Efficiency

We are aiming to establish a highly profitable structure for a mass production of MAV’s which focuses on design and supply chain control. We plan to select subcontractors and suppliers appropriately based on cost, quality, and delivery date, and seek to build an efficient production system.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2023, and 2022

The following table summarizes our operating results as reflected in our statements of income during the years ended December 31, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the years ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$-	-%	$-	-%	$-	-%
COST OF REVENUE	-	-%	-	-%	-	-%
GROSS LOSS	-	-%	-	-%	-	-%
Operating expenses
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	9,464,905	-%	927	-%	9,463,978	1,020,925.4%
Research and development expenses	-	-%	-	-%	-	-%
Total operating expenses	9,464,905	-%	927	-%	9,463,978	1,020,925.4%
Loss from operations	(9,464,905)	-%	(927)	-%	(9,463,978)	1,020,925.4%
Other expenses	(51,127)	-%	-	-%	(51,127)	-%
Loss before income tax provision	(9,516,032)	-%	(927)	-%	(9,515,105)	1,026,440.7%
Income taxes expense	-	-%	(1,543)	-%	1,543	(100)%
Loss from continuing operations	(9,516,032)	-%	(2,470)	-%	(9,513,562)	385,164.5%
Loss from discounted operations	(16,422,439)	-%	(14,477,349)	-%	(1,945,090)	13.4%
Net loss	$(25,938,471)	-%	$(14,479,819)	-%	$(11,458,652)	79.14%

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the years ended December 31 2023 and 2022:

	For the years ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$-	n/a %	$-	-%	$-	-%
Operating expenses
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	9,464,905	-%	927	-%	9,463,978	1,020,925.4%
Research and development expenses	-	-%	-	-%	-	-%
Total operating expenses	$9,464,905	-%	$927	-%	$9,463,978	1,020,925.4%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense, and travel and entertainment expenses.

	For the years ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$256,996	2.7%	$-	-%	$256,996	-%
Consulting and professional service fees	8,737,980	92.3%	-	-%	8,737,980	-%
Rent expense	63	0.00%	-	-%	63	-%
Office, utility and other expenses	314,954	3.3%	927	-%	314,027	33,875.6%
Commission fees expenses	147,546	1.6%	-	-%	147,546	-%
Other expenses	7,366	0.1%	-	-%	7,366	-%
Total general and administrative expenses	$9,464,905	100%	$927	-%	$9,463,978	1,020,925.3%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses increased by $9,463,978 or 1,020,925.3%, to $9,464,905 for the year ended December 31, 2023 from $927 for the year ended December 31, 2022, primarily attributable to Consulting and professional service fees relating to the business combination with Pono.

Other Income (Expenses), net

Our other income (expenses) primarily includes impairment loss of fixed assets.

Total other expenses, net, increased by $51,127 or Nil% from $Nil for the year ended December 31, 2022 to $51,127 of expenses for the year ended December 31, 2023.

Net Loss from Continuing Operations

As a result of the foregoing, we reported a net loss of $9,516,032 for the year ended December 31, 2023 representing a $9,513,562 or 385,164.5% increase from a net loss of $2,470 for the year ended December 31, 2022. All net loss is attributable to AERWINS Technologies Inc.

Results from Discontinued Operations

As at June 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service and on December 27, 2023, the Company discontinued the remaining operations of A.L.I as part of the move of our operations to Los Angeles, California. The results of operations in relation to the Company’s operations in ALI have been classified by the Company as discontinued operations for the years ended December 31, 2023 and 2022 for accounting purpose and are shown below:

	For the years ended December 31,
	2023	2022

Revenues	$1,073,049	$5,207,490
Cost of revenues	2,823,132	5,070,507
Gross profit (loss)	(1,750,083)	136,983

Operating expenses:
Selling expenses	67,624	90,654
General and administrative expenses	4,299,552	7,211,400
Research and development expenses	6,916,047	8,926,205
Total operating expenses	11,283,223	16,228,259

Loss from operations	(13,033,306)	(16,091,276)

Other income (expenses):
Interest expenses, net	(107,640)	(25,065)
Gain (loss) on foreign currency transaction	(10,007)	60,533
Loss on disposal of fixed assets	(10,697)	(9,316)
Impairment on fixed assets	(1,829,585)	(511,695)
Equity in earnings of investee	(11,640)	(16,964)
Gain on sale of investment securities	35,834	1,801,660
Loss on debt extinguishment	(666,641)	-
Other income (expenses)	255,251	302,191
Write-off of assets	(1,057,591)	-
Reversal of allowance for doubtful accounts	-	647
Reversal of allowance for bonus	15,126	11,936
Total other income (expenses)	(3,387,590)	1,613,927

Net loss from discontinued operations	(16,420,896)	(14,477,349)
Income tax	(1,543)	-
Net loss from discontinued operations	$(16,422,439)	$(14,477,349)

Liquidity and Capital Resources

As of December 31, 2023, we had $2,072 in cash as compared to $300,943 as of December 31, 2022. As of December 31, 2023, our working capital deficit was $11,972,171.

In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash. To that end, management is currently scrutinizing potential cost reductions among the operating expenses and other cost reductions to better align our expenses with expected future revenues which resulted in our discontinuance as of December 31, 2023 of our drone photography services and joint research and development services previously provided within our unmanned air mobility business and the discontinuance of our non-core operations formerly carried out by our wholly owned indirect subsidiary, A.L.I. Consequently, the projected revenues from A.L.I.’s businesses we expected when we completed the Business Combination with Aerwins, Inc. will not be achieved. Furthermore, we note that we have a history of operating losses, have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing and shareholder loans. As of December 31, 2023, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. In connection with our efforts to obtain additional working capital, we sold two Convertible Notes to Lind Global in the aggregate principal amount of $4,200,000 for an aggregate purchase price of $3,500,000 on April 12, 2023 and May 23, 2023, respectively, along with warrants to purchase 39,213 shares of our Common Stock. See “Liquidity and Capital Resources – Recent Financing Transactions” below. The primary need for liquidity is to fund working capital and general corporate purposes, including the payment of the Mandatory Prepayment portion of the Lind Notes, the expected costs to redesign, build and commercialize our planned MAV and the personnel costs, capital expenditures and the expected costs to redesign, build and commercialize our planned MAV and the personnel costs, capital expenditures and the costs of operating as a public company. The ability to meet these needs depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

During the year ended December 31, 2023, one of the Company’s directors, Kiran Sidhu and a former director, Daisuke Katano, paid some payables on behalf of the Company. Mr. Sidhu paid $341,424 in the year 2023 and the same amount is outstanding as of December 31, 2023. Mr. Katano paid $215,725 in the year 2023 and $9,935 is outstanding as of December 31, 2023. The Company will pay to them at an appropriate timing in light of its financial situation.

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended December 31, 2023, the Company has incurred net loss from continuing operations of $9,516,032 and accumulated deficit of $72,411,375. On December 27, 2023, the Company discontinued the operations of A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is its wholly-owned indirect subsidiary and filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company moved its operations to Los Angeles, California where it is planning to redesign its MAV and eventually commence production in order to generate sufficient revenue, the Company’s cash position is not sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence production of the MAV following its redesign in order to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. In addition, the Company may be the subject of complaints or litigation from customers, suppliers, employees, creditors of A.L.I. stemming from its bankruptcy proceedings or other third parties for various actions. The damages sought against the Company in some of these litigation proceedings could be substantial. The Company cannot assure its stockholder that the Company will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, the Company’s reputation and the result of operations could be negatively impacted. The proceedings the Company may be involved in from time to time, including the A.L.I. Bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Further, the Company has a significant amount of indebtedness. As of December 31, 2023 and December 31, 2022, the Company had total liabilities of $19,547,304 and $9,870,442, respectively. In addition, A.L.I.’s December 27, 2023 bankruptcy filing constituted an event of default pursuant to the secured convertible notes in the aggregate principal amount of $4,200,000 issued by us to Lind Global on April 12, 2023 and May 23, 2023 and as amended on August 25, 2023 (the “Lind Notes”). Pursuant to the terms of the January Note Amendments and the SPA Amendment, if the Company completes a Public Offering of our securities and make the Mandatory Prepayment no later than April 15, 2024, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. Since the Company was unable to fulfill these obligations, Lind Global has, at its option, the right to (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Notes and (2) exercise all other rights and remedies available to it under the Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Notes, subject to the Floor Price and cash payment.

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

In the event of the exercise of any Warrants for cash, we will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, we would receive an aggregate of approximately $2,355,516, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” we will not receive any proceeds upon such exercise. We intend to use the proceeds received from the exercise of the Warrants, if any, for working capital and general corporate purposes, including personnel costs, capital expenditures and the costs of operating as a public company. The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, market conditions. We believe the likelihood that holders of our Warrants will exercise their Warrants, and therefore the amount of cash proceeds we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $12.80 per share on November 27, 2023. If the trading price of our Common Stock is less than the Warrant Exercise Prices, respectively, we expect that holders of the Warrants will not exercise them. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of Warrants. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections, but we do not currently expect to rely on the cash exercise of Warrants to fund our operations. We instead currently expect to rely on the sources of funding described below, if available on reasonable terms or at all.

Recent Financing Transactions

Stock Purchase Agreement. On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 31,963 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 50,000 shares of common stock of the Company (the “Company Shares”) upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Company Shares, and the Company Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 (Registration No. 333-268625) which was declared effective by the Securities and Exchange Commission on January 13, 2023.

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

Pursuant to the SEPA, the Company is required to register all shares which YA may acquire. The Company agreed to file with the Securities and Exchange Commission (the “SEC”) a Registration Statement (as defined in the SEPA) registering all of the shares of common stock that are to be offered and sold to YA pursuant to the SEPA. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. The Company may not issue more than 19.99% of its shares issued and outstanding as of the Effective Date without first receiving shareholder approval for such issuances, unless such additional shares may be issued consistent with the rules and regulations of the Nasdaq Stock Market. Pursuant to the SEPA, the use of proceeds from the sale of the shares by the Company to YA shall be used by the Company in the manner as will be set forth in the Form 10-K included in the Registration Statement (and any post-effective amendment thereto) and any Form 10-K supplement thereto filed pursuant to the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA, a structuring fee in the amount of $15,000, and, on the Effective Date, the Company agreed to issue to YA shares with aggregate value equal to one million dollars, as a commitment fee.

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

Lind Global Financing. On April 12, 2023, we entered into the Purchase Agreement with Lind Global pursuant to which we issued to Lind Global two Convertible Notes in the aggregate principal amount of $4,200,000 for an aggregate purchase price of $3,500,000 and Warrants to purchase up to 39,213 shares of the Company’s Common Stock (the “Transaction”).

The closings of the Transaction (the “Closings and each a “Closing”) occurred in tranches (each a “Tranche”): the Closing of the first Tranche (the “First Closing”) occurred on April 12, 2023 and consisted of the issuance and sale to the Selling Securityholder of a Convertible Note with a purchase price of $2,100,000 and a principal amount of $2,520,000 and the issuance to the Selling Securityholder of a Warrant to acquire 23,527 shares of common stock and the Closing of the second Tranche (the “Second Closing) which occurred on May 23, 2023 and consisted of the issuance and sale to the Selling Securityholder of a Convertible Note with a purchase price of $1,400,000 and a principal amount of $1,680,000, and the issuance to the Selling Securityholder of a Warrant to acquire 15,685 shares of common stock. Pursuant to the Purchase Agreement, at each Closing, the Company agreed to pay the Selling Securityholder a commitment fee in an amount equal to 2.5% of the funding amount being funded by the Selling Securityholder at the applicable Closing. As provided for in the January Note Amendments discussed below, neither party to the Purchase Agreement is obligated to complete the previously agreed on third Tranche (the “Third Closing), which would have consisted of the issuance and sale to Lind Global of a Convertible Note with a purchase price of $1,500,000 with a principal amount of $1,800,000, and the issuance to Lind Global of 16,805 Warrants to acquire 16,805 shares of common stock. The Third Closing would have closed upon the effectiveness of the Registration Statement discussed below in addition to completion of other conditions by us, but the Registration Statement was never declared effective by the SEC and we did not fulfill the required conditions to closing.

The Convertible Note issued in the First Closing has a maturity date of April 12, 2025 and the Convertible Note issued in the Second Closing has a maturity date of May 23, 2025 (the “Maturity Date”). Each Convertible Note has a conversion price equal to the lesser of: (i) US$9.00 (“Fixed Price”); or (ii) 90% of the lowest single volume weighted average price during the 20 Trading Days prior to conversion of each Convertible Note (the “Conversion Price”). The Convertible Note will not bear interest other than in the event that if certain payments under the Convertible Note as set forth therein are not timely made, the Convertible Note will bear interest at the rate of 2% per month (prorated for partial months) until paid in full. The Company will have the right to prepay the Convertible Note under the terms set forth therein.

The Warrants were issued to the Selling Securityholder without payment of any cash consideration. Each Warrant will have an exercise period of 60 months from the date of issuance. The Exercise price of the First Closing Warrant and Second Closing Warrant is $89.26 per share and $73.16 per share, respectively, subject to adjustments as set forth in the Warrant.

In the event that there is no effective registration statement registering the shares underlying the Warrants or upon the occurrence of a Fundamental Transaction as defined in the Purchase Agreement, then the Warrants may be exercised by means of a “cashless exercise” at the holder’s option, such that the holder may use the appreciated value of the Warrants (the difference between the market price of the underlying shares of common stock and the exercise price of the underlying warrants) to exercise the warrants without the payment of any cash.

In accordance with our obligations under the Purchase Agreement, we filed a registration statement on Form S-1 on May 12, 2023 (the “May 2023 Registration Statement”) with the SEC to register under the Securities Act the resale by Lind Global of up to 112,224 shares of common stock issuable by us upon partial conversion of the Convertible Notes and exercise of the Warrants issued by us in connection with the Purchase Agreement. We plan to withdraw the May 2023 Registration Statement as permitted pursuant to the SPA Amendment No. 2 discussed below.

The Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party, including our agreement to refrain from engaging in certain “Prohibited Transactions” as defined in the Purchase Agreement, to hold a special meeting of shareholders for the purpose of obtaining shareholder approval of the Transactions, certain events giving rise to a default under the Convertible Notes, obligations to use the proceeds from certain future financings to repay a portion of the principal amount of the Convertible Notes, our pledge to Lind Global of the ownership interests in our subsidiaries, a grant by us and our subsidiaries of a security interest in all of their respective assets and rights as collateral for the obligations due under the Convertible Notes, and a guaranty by our subsidiaries of our obligations under the Convertible Notes.

The A.L.I. Bankruptcy constitutes an event of default pursuant to the Closing Notes in the aggregate principal amount of $4,200,000. Consequently, Lind Global may at any time, at its option, (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Closing Notes and (2) exercise all other rights and remedies available to it under the Closing Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Closing Notes (collectively, the “Transaction Documents”); provided, however, that (x) upon the occurrence of the event of default described above, Lind Global, in its sole and absolute discretion (without the obligation to provide notice of such event of default), may: (a) from time-to-time demand that all or a portion of the outstanding principal amount of the Closing Notes be converted into shares of the Company’s common stock at the lower of (i) the then-current Conversion Price (that price being $18.176 per share (the “Floor Price”)) and (ii) eighty-percent (80%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) during the 20 trading days prior to the delivery by Lind Global of the applicable notice of conversion or (b) exercise or otherwise enforce any one or more of Lind Global’s rights, powers, privileges, remedies and interests under the Closing Notes, the Transaction Documents or applicable law.

The Closing Notes also provide that at the option of Lind Global, if in connection with a conversion under the Closing Notes, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares (as defined in the Closing Notes) at the Floor Price, the Company will also pay to Lind Global a cash amount equal to (i) the number of shares of common stock that would be issued to Lind Global upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) trading days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of shares of the Company’s common stock issued to Lind Global in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the date of conversion.

On January 23, 2024, the Company and Lind Global entered into an Amendment No. 2 to Senior Convertible Promissory Note First Closing Note and an Amendment No. 2 to the Senior Convertible Promissory Note Second Closing Note (collectively, the “January Note Amendments”) which amended the Closing Notes to, subject to the conditions discussed below, (i) reduce the aggregate principal amount of the Closing Notes from $4,200,000 to $3,500,000, (ii) require the Company to repay an aggregate of $1,750,000 of the principal amount of the Closing Notes no later than the closing date of a public offering of the Company’s common stock where it receives gross proceeds of at least $13,500,000 (the “Public Offering”) by April 15, 2024 and (iii) requires Lind Global to convert no less than an aggregate of $1,750,000 of the Closing Notes no later than 11 months after the closing of the Public Offering, provided that at the time of such conversion Lind Global receives shares of common stock that may be disposed of without restrictive legend at their issuance pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to an available exemption from or in a transaction not subject to the registration requirements of the Securities Act (the “Mandatory Conversion Amount”).

In addition, on January 23, 2024, the Company and Lind Global entered into Amendment No. 2 to Securities Purchase Agreement (the “SPA Amendment No. 2”) to, subject to the conditions discussed below, (i) eliminate the obligation of the Company and Lind Global to complete the Third Closing, (ii) delete the clause obligating the Company to register the shares of common stock issuable upon conversion of the Closing Notes and exercise of the Warrants (collectively, the “Closing Securities”) or pay Lind Global any delay payments as a result of the Company’s failure to register the Closing Securities, (iii) eliminate certain restrictions on the Company’s right to issue equity and debt in future transactions and (iv) eliminate Lind Global’s right to participate in future offerings of the Company’s securities, other than its rights to participate in the Public Offering.

The January Note Amendments and the SPA Amendment are subject to the Company completing the Public Offering and making the Mandatory Prepayment as discussed above.

In as much as the Company failed to complete the Public Offering by April 15, 2024, Lind Global is not obligated to fulfill the terms of the January Note Amendments. The Company plans to enter into discussions with Lind Global to extend the time period in which it is obligated to complete the Public Offering.

Recent Sale of Unregistered Securities

On February 27, 2024 and March 22, 2024, we entered into and completed the sale to two unrelated accredited investors (the “Investors”), of 100,000 shares and 35,500 shares, respectively, of our unregistered Common Stock at a price of $4.00 per share for an aggregate of $542,000 in cash (the “Offerings”). The Offerings were made pursuant to the terms of a Subscription Agreement. In connection with the Offerings, the Company entered into a Piggyback Registration Rights Agreement with each Investor whereby the Company agreed to register the Common Stock acquired by the Investor in the Offering if at any time while the Investor remains the holder of such shares, the Company proposes to file any registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to its Common Stock for its own account or for shareholders of the Company for their account, subject to certain customary exceptions.

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	For the years ended December 31,
	2023	2022

Net cash used in operating activities	$(741,247)	$(200)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,572,147	-
Net cash used in discontinued operations	(4,898,802)	(7,630,919)
Net decrease in cash and cash equivalents	(1,067,902)	(7,631,119)
Effect of exchange rate changes	(126,720)	(1,111,314)
Cash and cash equivalents, beginning of the year	300,943	-
Cash and cash equivalents at beginning of year held by discontinued operation	977,083	10,020,459
Cash and cash equivalents at ending of the year held by discontinued operation	81,332	977,083
Cash and cash equivalents, end of the year	$2,072	$300,943

Operating Activities

Net cash used in operating activities was $6,577,441 for the year ended December 31, 2023, primarily consisting of the following:

● Net loss of $9,516,032 for the year ended December 31, 2023;

● Increase in Accounts payable of $827,626.

Net cash used in operating activities was $16,865,274 for the year ended December 31, 2022, primarily consisting of cash used in discontinued operations.

Investing Activity

Net cash used in investing activities amounted to $62,066 for the year ended December 31, 2023, 2023, which is the net cash used by discontinued operations of $62,066.

Net cash used in investing activities was $344,964 for the year ended December 31, 2022, primarily consisting of cash used in discontinued operations.

Financing Activities

Net cash provided by financing activities amounted to $5,571,605, for the year ended December 31, 2023 and primarily consisted of proceeds from bond of $2,797,698, proceeds from reverse recapitalization of $1,595,831, and net cash provided by discounted operations of $999,458.

Net cash used in investing activities was $9,579,119 for the year ended December 31, 2022, primarily consisting of cash used in discontinued operations.

Contractual obligations

Lease commitment

The Company’s subsidiary, A. L. I. Technologies entered into 13 leases for its office space, multi-function printers and a vehicle, which were classified as operating leases. A. L. I. Technologies also entered into two leases classified as finance leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

The most significant estimates and assumptions include the valuation of warrant liabilities and derivative liabilities, accounts receivable, advances to suppliers, useful lives of property and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities, and revenue recognition. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application.

We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Year ended December 31	Year ended December 31,
	2023	2022
Current JPY: US$1 exchange rate	140.92	131.81
Average JPY: US$1 exchange rate	140.50	131.46

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2023 and 2022 are attached hereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AERWINS Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of AERWINS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, which raise substantial doubt about its ability to continue as a going concern. On December 27, 2023, the Company also discontinued the operations of A.L.I. Technologies Inc., (“A.L.I”) a Japanese corporation which is the wholly-owned indirect subsidiary of the Company and filed a voluntary bankruptcy petition with the Tokyo District Court. These factors raise substantial doubt on the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter - Bankruptcy Proceedings

Without qualifying our opinion, we draw attention to Note 17 to the financial statements (Subsequent events). As a result of the filing of the Bankruptcy Proceedings and the January 10, 2024 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with ASC 810, and, therefore, A.L.I. will be deconsolidated prospectively commencing in the first quarter of 2024 from the Company’s consolidated financial statements. In addition, the A.L.I. Bankruptcy constitutes an event of default pursuant to the Closing Notes in the aggregate principal amount of $4,200,000. Refer to Note 17 for details of subsequent amendments to the Closing Notes.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2022.

Diamond Bar, California

April 30, 2024

AERWINS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,072	$300,943
Prepaid expenses	983,255	-
Assets of discontinued operations	81,332	7,925,231
Total current assets	1,066,659	8,226,174
Long-term Asset
Non-current assets of discontinued operations	-	3,553,172
Total long-term assets	-	3,553,172
Total Assets	$1,066,659	$11,779,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans payable	$278,618	$-
Accounts payable	1,918,803	-
Accounts payable, related party	341,424	-
Accrued expenses	496,265	2,270
Accrued expenses, related party	146,255	-
Notes payable	1,480,000	-
Others payable	132,980	-
Liabilities of discontinued operations	8,244,485	5,898,875
Total Current Liabilities	13,038,830	5,901,145
Longer-term liabilities:
Long-term convertible promissory note, net	1,519,403	-
Derivative liability	1,367,140	-
Warrant liability	400,924	-
Non-current liabilities of discontinued operations	3,221,007	3,969,297
Total long-term liabilities	6,508,474	3,969,297
Total Liabilities	19,547,304	9,870,442
Stockholders’ Equity (Deficit):
Common stock, par value $0.000001, 400,000,000 shares authorized; 626,890 and 469,297 shares issued and outstanding, respectively in December 31, 2023 and 2022*	62	47
Preferred stock, par value $0.000001, 20,000,000 shares authorized; No shares issued and outstanding*	-	-
Additional Paid-in capital	55,549,976	49,299,343
Accumulated deficit	(72,411,375)	(46,472,904)
Treasury stock	(575,000)	-
Accumulated other comprehensive loss	(1,044,308)	(917,582)
Stockholders’ Equity (Deficit)	(18,480,645)	1,908,904
Total Liabilities and Stockholders’ Equity (Deficit)	$1,066,659	$11,779,346

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See notes to consolidated financial statements.

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,	For the year ended December 31,
	2023	2022

Operating expenses:
Selling expenses	$-	$-
General and administrative expenses	9,464,905	927
Research and development expenses	-	-
Total operating expenses	9,464,905	927

Loss from operations	(9,464,905)	(927)

Other expenses:
Interest expense	(204,570)	-
Amortization of debt discount	(1,497,798)
Gain on fair value adjustments of warrant	2,054,544	-
Gain on fair value adjustments of derivative	685,174	-
Derivative expense	(1,088,477)	-
Total other expenses	(51,127)	-

Loss before income tax provision	(9,516,032)	(927)
Income tax expense	-	(1,543)
Net loss from continuing operations	(9,516,032)	(2,470)

Discontinued operations (Note 16)
Loss from discontinued operations	(16,422,439)	(14,477,349)

Net Loss	(25,938,471)	(14,479,819)

Other Comprehensive loss:
Foreign currency translation adjustment	(126,726)	(679,525)

Total Comprehensive loss	(26,065,197)	(15,159,344)

Net loss per common share from continuing operations
Basic	(16.18)	(0.01)
Diluted	(16.18)	(0.01)

Net loss per common share from discontinuing operations
Basic	(27.93)	(32.40)
Diluted	(27.93)	(32.40)

Weighted average common shares outstanding*
Basic	588,055	446,788
Effect of dilutive securities
Convertible debt	34,451	-
Conversion of option warrants	127,531	44,902
Diluted	750,037	491,690

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Totals

Balance at January 1, 2022	412,069	$41	-	$-	$32,288,699	$(31,993,085)	$-	$(238,057)	$57,598

Corporate bond conversion	20,347	2	-	-	7,176,346	-	-	-	7,176,348

Issuance of common stock	26,499	3	-	-	8,399,180	-	-	-	8,399,183

Issuance of common stock upon exercise of stock options	10,382	1	-	-	1,434,986	-	-	-	1,434,987

Share-based compensation	-	-	-	-	132	-	-	-	132

Net loss	-	-	-	-	-	(14,479,819)	-	-	(14,479,819)

Other comprehensive loss	-	-	-	-	-	-	-	(679,525)	(679,525)

Balance at December 31, 2022	469,297	$47	$-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2023	469,297	$47	-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

Issuance of common stock prior to the closing of Business Combination	50,000	5	-	-	(1,156,124)	-	-	-	(1,156,119)

Reverse recapitalization	37,402	4	-	-	(878,120)	-	-	-	(878,116)

Issuance of common stock warrants for services	4,132	-	-	-	4,338,298	-	-	-	4,338,298

Acquisition of treasury stock	575	-	-	-	-	-	(575,000)	-	(575,000)

Issuance of common stock for services	65,484	6	-	-	2,489,179	-	-	-	2,489,185

Obligation to issue shares for services	-	-	-	-	1,457,400	-	-	-	1,457,400

Net loss	-	-	-	-	-	(25,938,471)	-	-	(25,938,471)

Other comprehensive loss	-	-	-	-	-	-	-	(126,726)	(126,726)

Balances at December 31, 2023	626,890	$62	$-	$-	$55,549,976	$(72,411,375)	$(575,000)	$(1,044,308)	$(18,480,645)

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,938,471)	$(14,479,819)
Net loss from discontinued operations	(16,422,439)	(14,477,349)
Net loss from continuing operations	(9,516,032)	(2,470)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Interest expense	204,570	-
Amortization of debt discount	1,497,798	-
Share-based compensation	7,304,259	-
Gain on fair value adjustments of warrant	(2,054,544)	-
Change in fair value of derivative liability	(685,174)	-
Derivative expenses	1,088,477	-

Decrease in operating assets:
Prepaid expenses	23,113	-
Increase (Decrease) in operating liabilities:
Accounts payable	486,202	-
Accounts payable, related party	341,424	-
Others payable	132,980	-
Accrued expenses	289,425	2,270
Accrued expenses, related party	146,255	-
Net cash used by continuing operations	(741,247)	(200)
Net cash used by discontinued operations	(5,836,194)	(16,865,074)
Net cash used by operating activities	(6,577,441)	(16,865,274)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash used by continuing operations	-	-
Net cash used by discontinued operations	(62,066)	(344,964)
Net cash used by investing activity	(62,066)	(344,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bond	2,797,698	-
Proceeds from loans	278,618	-
Repayments to loans	(100,000)
Proceeds from reverse recapitalization with AERWINS Inc., net	1,595,831	-
Net cash provided by continuing operations	4,572,147	-
Net cash provided by discontinued operations	999,458	9,579,119
Net cash provided by financing activities	5,571,605	9,579,119

Net decrease in cash and cash equivalents	(1,067,902)	(7,631,119)
Effects of exchange rates change on cash	(126,720)	(1,111,314)
Cash and cash equivalents at beginning of year	300,943	-
Cash and cash equivalents at beginning of year held by discontinued operation	977,083	10,020,459
Cash and cash equivalents at ending of the year held by discontinued operation	81,332	977,083
Cash and cash equivalents at end of year	$2,072	$300,943

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$15,615	$25,539
Income taxes	$-	$31,136

See Notes to Consolidated Financial Statements

AERWINS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary Aerwin Development CA LLC, a California limited liability company (“Aerwin Development”), is redesigning its single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”). Aerwin Development was incorporated under the laws of the State of California on October 18, 2023. All refences in this report on Form 10-K to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and Aerwin Development.

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

On February 2, 2023, the Company entered into a Subscription Agreement (the “Agreement”) with AERWINS, Inc., and certain investors (collectively referred to herein as the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate 31,963 shares of common stock (the “Shares”) of AERWINS, Inc. which was immediately exchanged for 50,000 Public Shares upon the consummation of the Business Combination in exchange for an aggregate sum of $5,000,000 (the “Purchase Price”) with the Purchase Price being paid to AERWINS, Inc. prior to the closing of the Business Combination (the “Closing”). Effective immediately prior to the Closing, AERWINS, Inc. issued the Shares to the Purchasers and thereafter immediately upon the Closing, the Shares were exchanged for the Public Shares, and the Public Shares were issued as a registered issuance of securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an effective registration filed by the Company on Form S-4 which was declared effective by the Securities and Exchange Commission on January 13, 2023.

On February 3, 2023, the Company received from the Business Combination with Pono net cash of $1,595,831. The Company also assumed $25,750 in prepaid expenses, $1,432,603 in other payable, $1,580,000 in notes payable ($1,480,000 as of December 31, 2023), $643,213 in warrant liabilities. The total funds from the Business Combination were $1,595,831. This amount was available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono trust and working capital cash	$1,802,594
Cash—Subscription agreement made immediately before the closing	5,000,000
Less: transaction costs and advisory fees	5,206,763
Total funds from the Business Combination	$1,595,831

Regarding the notes payable of $1,480,000 described above, the Company has not paid by the due date. Accordingly, the Company is regarded as in default and recognizes interest expenses of $199,687 as accrued expenses.

On December 27, 2023, A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is our wholly-owned indirect subsidiary, filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced.

On April 2, 2024, the Company consolidated its issued and outstanding share on the basis of one post-consolidation share for each 100 pre-consolidation common shares. All share figures and references have been retrospectively adjusted.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended December 31, 2023, the Company has incurred net loss from continuing operations of $9,516,032 and accumulated deficit of $72,411,375. On December 27, 2023, the Company discontinued the operations of A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is its wholly-owned indirect subsidiary and filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). These factors raise substantial doubt on the Company’s ability to continue as a going concern.

Although the Company moved its operations to Los Angeles, California where it is planning to redesign its MAV and eventually commence production in order to generate sufficient revenue, the Company’s cash position is not sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of debt, or a private or public offering. While the Company believes in the viability of its strategy to commence production of the MAV following its redesign in order to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of debt, or a public or private offering. In addition, the Company may be the subject of complaints or litigation from customers, suppliers, employees, creditors of A.L.I. stemming from its bankruptcy proceedings or other third parties for various actions. The damages sought against the Company in some of these litigation proceedings could be substantial. The Company cannot assure its stockholder that the Company will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, the Company’s reputation and the result of operations could be negatively impacted. The proceedings the Company may be involved in from time to time, including the A.L.I. Bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Further, the Company has a significant amount of indebtedness. As of December 31, 2023 and December 31, 2022, the Company had total liabilities of $19,547,304 and $9,870,442, respectively. In addition, A.L.I.’s December 27, 2023 bankruptcy filing constituted an event of default pursuant to the secured convertible notes in the aggregate principal amount of $4,200,000 issued by us to Lind Global on April 12, 2023 and May 23, 2023 and as amended on August 25, 2023 (the “Lind Notes”). Pursuant to the terms of the January Note Amendments and the SPA Amendment, if the Company completes a Public Offering of our securities and make the Mandatory Prepayment no later than April 15, 2024, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. Since the Company was unable to fulfill these obligations, Lind Global has, at its option, the right to (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Notes and (2) exercise all other rights and remedies available to it under the Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Notes, subject to the Floor Price and cash payment.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidated Financial Information

The consolidated balance sheet as of December 31, 2023, the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity (deficiency), and consolidated statements of cash flows for the years ended December 31, 2023 and 2022 and the related notes to such consolidated financial statements are audited. These audited consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

Inventories

Inventories consist principally of raw materials used for rendering computing sharing services and for manufacturing hoverbikes. Work in progress represents the costs incurred to date on unfinished products or services. The costs recognized as work in progress include direct materials, direct labor, and overhead costs that are directly attributable to the production of the unfinished product or service. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method for merchandise. Net realizable value is calculated at estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Loss from inventories written down to net realizable value should be recognized whenever the utility of goods is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes. When inventories have been written down below cost, the reduced amount is to be considered the cost for subsequent accounting purposes. During the year ended December 31, 2023, inventory write-downs of $1,487,493 were recorded to reflect the decrease in anticipated net realizable value as the Company is pursuing the redesign of its hoverbike and considering strategic alternatives for the non-core operations.

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

		Percentage of Effective Ownership
Name of Subsidiary	Place of Organization	December 31, 2023	December 31, 2022
ASC TECH Agent	Japan	0%	48.81%

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	Year ended December 31,	Year ended December 31,
	2023	2022
Current JPY: US$1 exchange rate	140.92	131.81
Average JPY: US$1 exchange rate	140.50	131.46

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

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss.

Discontinued Operations

ASC 205-20 provides guidance on discontinued operation presentation requirements. In determining whether a group should be presented as discontinued operations, the company makes a determination of whether such a group being disposed of comprises a component of the entity, or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the company’s operations and financial results. If these determinations are made affirmatively, the results of operations of the group being disposed of are aggregated for separate presentation apart from the continuing operations of the company for all periods presented in the consolidated financial statements.

Recent Accounting Pronouncements

We did not implement any new accounting pronouncements during 2023. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators’ recently finalized rules and outstanding proposals.

NOTE 4 – PREPAID EXPENSES

	December 31, 2023	December 31, 2022
Prepaid expenses	$983,255	$-
Total	$983,255	$-

Of the total prepaid expenses as at December 31, 2023, $983,255 is attributable to prepaid stock-based compensation.

NOTE 5 – LOANS PAYABLE

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

As at December 31, 2023, the notes payable balance was $1,480,000 in default and recognized interest expenses of $199,687 as accrued expenses.

The Company also received loans totaling $278,618 from third parties. These loans bears interest of 15% per annum and due 12 months from issue date. As at December 31, 2023, the loan balance including the accrued interest expense of $5,521 is $283,896.

NOTE 6 — RELATED PARTY TRANSACTIONS

In the year 2023, Kiran Sidhu, director of Aerwins, paid some payables on behalf of the Company. Mr. Sidhu paid $341,424 in the year 2023 and the same amount is outstanding as of December 31, 2023. The Company will repay at an appropriate timing in light of its financial situation.

As at December 31, 2023, an amount of $25,924 was payable to previous executive officer and $120,331 was payable to previous and current directors of the Company in accrued fees.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES, NET

On April 12, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Fund II LP (the “Investor”). On April 12, 2023, the Company issued first tranche of convertible promissory note of $2,520,000 with maturity date of April 12, 2025 and no interest and issued warrant exercisable for 60 months to acquire 25,327 shares of common stock at $89.26 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $9.00; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note. On August 25, 2023, the Company entered into an Amendment which amended the conversion price to include a floor price of $18.176. In addition to inclusion of a Floor Price, the Floor Note Amendments also provide that at the option of Selling Security holder, if in connection with a conversion under the Closing Notes, as amended, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares at the Floor Price, the Company agreed to pay to Selling Securityholder a cash amount equal to (i) the number of shares of common stock that would be issued to Selling Securityholder upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) Trading Days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of Conversion Shares issued to Selling Securityholder in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the Conversion Date. Debt issuance cost of $457,304, original issue discount of $420,000 and additional discount of $1,642,696 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

On May 23, 2023, the Company issued second tranche of convertible promissory note of $1,680,000 with maturity date of May 23, 2025 and no interest and issued warrant exercisable for 60 months to acquire 15,685 shares of common stock at $73.16 per share. The note may convert into common shares at the option of the Holder. The conversion price is the lesser of: (i) $9.00; or (ii) 90% of the lowest single VWAP during the 20 Trading Days prior to conversion of the note. On August 25, 2023, the Company entered into an Amendment which amended the conversion price to include a floor price of $18.176. In addition to inclusion of a Floor Price, the Floor Note Amendments also provide that at the option of Selling Securityholder, if in connection with a conversion under the Closing Notes, as amended, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares at the Floor Price, the Company agreed to pay to Selling Securityholder a cash amount equal to (i) the number of shares of common stock that would be issued to Selling Securityholder upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) Trading Days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of Conversion Shares issued to Selling Securityholder in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the Conversion Date. Debt issuance cost of $245,000, original issue discount of $280,000 and additional discount of $1,133,395 are recognized as reduction from the principal amount of the note and will be amortized over the life of the note utilizing straight-line method.

The notes consist of the following components as of December 31, 2023:

Principal	$4,200,000
Debt discount	(4,178,395)
Interest expense	1,497,798
Net Carrying Balance at December 31, 2023	$1,519,403

As at December 31, 2023, debt discount of the convertible notes consisted of following:

Start Date	End Date	Debt Discount At Debt Issuance	Amortization	Debt Discount As of December 31, 2023
April 12, 2023	April 12, 2025	$2,520,000	$945,000	$1,575,000
May 23, 2023	May 23, 2025	1,658,395	552,798	1,105,597
Total		$4,178,395	$1,497,798	$2,680,597

NOTE 8 – DERIVATIVE LIABILITY

The derivative liability is derived from the debt conversion option features in Note 7. They were valued using Monte Carlo simulation model using assumptions detailed below. As of December 31, 2023, the derivative liability was $1,367,140. The Company recorded $685,174 gain from changes in derivative liability during the year ended December 31, 2023. In addition, the Company recorded $1,088,477 as excess of derivative expense at initial valuation due to the total debt discount cannot excess the face amount of the convertible note balance. The Monte Carlo simulation model with following assumptions:

Volatility	102%
Risk-free rate	4.569% - 4.632%
Stock price (pre-consolidated)	$0.15
Dividend Yield	-
Expected life	1.28 – 1.39 years

Fair value of the derivative is summarized as below:

Derivative Liability
Balance at January 1, 2023	$-
Additions	2,052,314
Change in fair value	(685,174)
Ending Balance, December 31, 2023	$1,367,140

NOTE 9 – WARRANT LIABILITY

The warrant liability is derived from warrants issued as debt warrants in Note 7, public warrants and placement warrants.

As of December 31, 2023, the total fair value of the warrant liability was $400,924.

The following table provides a reconciliation of the warrants measured at fair value using Level 1 inputs:

Public warrants
Balance at January 1, 2023	$-
Additions
Transfer from Level 2	603,750
Change in fair value	(486,450)
Ending Balance, December 31, 2023	$117,300

The Black-Scholes model with the following assumptions inputs:

Volatility	102%
Risk-free rate	3.92% - 4.632%
Stock price (pre-consolidated)	$0.15
Expected life	4.10 – 4.40 years

The following table provides a reconciliation of the warrants measured at fair value using Level 2 inputs:

	Public warrants	Placement warrants	Debt warrants
Balance at January 1, 2023	$-	$-	$-
Additions	603,750	39,463	1,812,253
Transfer to Level 1	(603,750)	-	-
Change in fair value	-	(31,815)	(1,536,277)
Ending Balance, December 31, 2023	$-	$7,648	$275,976

The following table summarizes information regarding warrants by term, granted and exercise price for the years ended December 31, 2023 and 2022.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	-	$-	-
Granted	131,101	831	4.17
Outstanding at December 31, 2023	131,101	$831	4.17	$-
Exercisable at December 31, 2023	131,101	$831	4.17	$-

The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the warrants. As of December 31, 2023, the share price of the Company was less than the exercise price for all outstanding warrants. Therefore, the intrinsic value for warrants outstanding was zero.

			December 31, 2023		December 31, 2022
	Grant Date	Expiry Date	Number of shares	Exercise price	Number of shares	Exercise price
Public warrants	February 3, 2023	February 3, 2028	86,250	1,150	-	-
Placement warrants	February 3, 2023	February 3, 2028	5,638	1,150	-	-
Debt warrants	April 12, 2023	April 12, 2028	23,527	89	-	-
Debt warrants	May 23, 2023	May 23, 2028	15,686	73	-	-
			131,101	831	-	-

NOTE 10 — INCOME TAXES

The income tax provision for the year ended December 31, 2023 and the December 31, 2022 consists of the following:

	For the years ended
	December 31,
	2023	2022
Federal
Current	$-	$-
Deferred	-	-

State
Current	-	-
Deferred	-	-

Foreign
Current	-	1,543
Deferred	-	-

Income Tax Provision	$-	$1,543

The Company’s net deferred assets (liabilities) as of December 31, 2023 and December 31, 2022 are as follows:

	2023-12-31	2022-12-31
Deferred tax assets:
Bonus allowance	-	131,209
FA & Impairment loss	351,934	321,764
Bad debt allowance	95,911	102,587
Start-up costs	291,676	-
Others	23,096	26,589
Net operating loss carryforwards	$19,873,558	$14,041,559
Total deferred tax assets	$20,636,175	$14,623,708
Valuation allowance	$(20,318,210)	$(14,623,708)
Deferred tax liabilities:
Convertible notes basis differences	$(317,965)	$-
Total deferred tax liabilities	$(317,965)	$-
Deferred tax assets, net of allowance	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2023-12-31	2022-12-31
US Federal statutory tax rate	21.00%	0.00%
State taxes, net of federal tax benefit	1.84%	0.00%
Japanese statutory tax rate	0.00%	34.59%
Foreign Tax Rate Differential	8.63%	0.00%
Change in fair value of derivative warrant liabilities/promissory notes	-1.13%	0.00%
Non-deductible transaction costs	-5.40%	0.00%
Others	0.19%	-0.01%
Change in valuation allowance	-25.14%	-34.59%
Income tax provision	0.00%	-0.01%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Generally, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on historical performance and future expectations, management has determined a valuation allowance is needed in respect to its ending deferred tax assets. As of December 31, 2023, the valuation allowances against deferred tax assets totaled $20,318,210. The change in the valuation allowance from the year end December 31, 2022 was $5,694,502.

There is no valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital.

As of December 31, 2023, the Company has accumulated federal, Hawaii state, and Japan net operating loss carryforwards of $4,192,455, $4,521,319, and $54,249,624 respectively. The federal and Hawaii state net operating loss carryforwards indefinitely. The Japan net operating loss will expire on various dates from 2027 through 2033 as follows:

2027	146,662
2029-2033	54,102,962
Total	54,249,624

The Company has not completed an Internal Revenue Code (“IRC”) Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation.

As at December 31, 2023, the Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2023 and 2022, the management considered the Company did not have any significant unrecognized uncertain tax positions. Accordingly, the Company has not incurred any interest or penalties as of the current reporting date with respect to income tax matters. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023.

The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

The Company is subject to U.S. Federal income tax as well as income tax in Hawaii and Japan. As of December 31, 2023, the Company’s tax years from 2021 are subject to examination by the federal and Hawaii tax authorities. As of December 31, 2023, the returns from 2018 for the Japan subsidiary remain open to examination.

The Tax Cuts and Jobs Act subjects a US shareholder to tax on Global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.

The Company has elected to account for GILTI in the year the tax is incurred.

No deferred taxes have been provided on the accumulated unremitted earnings, if any, of the Company’s foreign subsidiary that is not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that are considered indefinitely reinvested.  Based upon that evaluation, earnings, if any, of the Company’s foreign subsidiary that is not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

NOTE 11 – CONTINGENCIES

The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated.

Upon the commencement of the voluntary bankruptcy proceedings of A.L.I., all creditors’ actions are automatically stayed and any new litigation against A.L.I. is barred. In an action relating to the bankruptcy estate, a bankruptcy trustee shall stand as a plaintiff or defendant, as the case may be.

NOTE 12 – SHAREHOLDERS’ DEFICIT

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

Business combination with Pono Capital Corp

On February 3, 2023, the Company consummated the Merger with Pono. On February 2, 2023, the Company entered into a Subscription Agreement with the Purchasers. In total, the number of Public Shares increased by 87,402 at the closing of the Business Combination.

Shares issued to service providers

The Company agreed with service providers to pay the service fees by issuing common stocks subject to the closing of the business combination. After the closing of the Business Combination, the Company issued 4,132 shares of common stock with fair value of $4,338,298 for the year ended December 31, 2023.

The Company issued 65,484 shares to consultants with fair value of $2,489,179 who provide the Company with several services for the year ended December 31, 2023. These share issuances are recognized as expense at the fair value of the shares at the issuance date.

During the year ended December 31, 2023 the Company also recognized expenses with a fair value of $1,457,400 as obligation to issue shares pursuant to the terms of an engagement agreement between the Company and Boustead dated April 18, 2022, as amended on February 1, 2023 related to services provided in connection with the Business Combination. 51,317 shares were issued on March 11, 2024, subsequent to the year ended December 31, 2023.

The total amount of fair value of shares issued for the year ended December 31, 2023 was $6,827,477 and $980,618 is recognized as prepaid expenses and obligation to issue shares of $1,457,400.

The Company’s outstanding shares increased by 157,593 for the year ended December 31, 2023, and recognized Common stock of $15 and Additional Paid-in Capital of $6,250,633. As of December 31, 2023, there were 626,890 of common shares issued. The numbers of common stocks are retrospectively presented to reflect the legal capital of post-merger AERWINS and share consolidation 1 post-consolidation share for each 100 pre-consolidation share.

Shares issued in the year ended December 31, 2022

During the year ended December 31, 2022, a total of 26,499 shares were issued for aggregate proceeds of $8,399,181 in private placements, net of share issuance costs of $279,868.

During the year ended December 31, 2022, 10,382 shares were issued on exercise of options for cash proceeds of $1,434,985.

During the year ended December 31, 2022, 20,347 shares were issued, valued at $7,176,346 on conversion of convertible debt previously issued on December 28, 2021.

NOTE 13 – LOSS PER SHARE

Basic loss per share is calculated on the basis of weighted-average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect of stock options. Dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options.

The computation of basic and diluted loss per share for the years ended December 31, 2023 and 2022 is as follows:

	For the years Ended
	December 31,
	2023	2022
Loss per share – basic
Numerator:
Net loss from continuing operations	$(9,516,032)	$(2,470)
Net loss from discontinued operation	(16,422,439)	(14,477,349)
Denominator:
Weighted average number of common shares outstanding used in calculating basic loss per share	588,055	446,788
Denominator used for loss per share
Loss per share from continuing operations (basic)	$(16.18)	$(0.01)
Loss per share from continuing operations (anti-diluted)	$(16.18)	$(0.01)
Loss per share from discontinued operation (basic)	$(27.93)	$(32.40)
Loss per share from discontinued operation (anti-diluted)	$(27.93)	$(32.40)

Basic loss per share equals diluted loss per share because the calculation of diluted loss per share would be anti-dilutive.

NOTE 14 – STOCK-BASED COMPENSATION

On July 27, 2022, Aerwin issued stock options to certain directors of the Company which can be exercised for a total of 41,424 shares of the Company’s common stock with an exercise price of $0.015 per share and a vesting period shall commence on the first business day following the occurrence of going public (the “Trigger Date”), and thereafter (i) one third of the option shall vest on the three months anniversary of the Trigger Date, (ii) one third of the option shall vest on the fifteen month anniversary of the Trigger Date; and (iii) the remaining one third of the option shall vest on the twenty seven month anniversary of the Trigger Date. The remaining weighted average contractual life as of December 31, 2023, is 8.58 years.

Grant date	July 27, 2022
Number of shares at grant date	41,424
Outstanding at January 31, 2023	41,424
Forfeiture	(29,692)
Outstanding at December 31, 2023	11,732
Exercise price	$0.015
Consideration paid to the Company at the grant date	$132

The number of shares is retrospectively presented to reflect the Business Combination with Pono and share consolidation 1 post-consolidation share for each 100 pre-consolidation share.

The Company estimated the fair value of the stock-based compensation at $0.00005 using the Binomial Option Pricing Model with the following assumption inputs.

Exercise period	5 years
Share price on the issuance date (pre-consolidated)	$0.0001
Volatility	64.22%
Expected dividend rate	0%
Risk-free interest rate	2.88%

NOTE 15 – FAIR VALUE MEASUREMENT

The estimated fair value of the Company’s financial instrument at December 31, 2023 and 2022 are set forth below. The following summary excludes cash and cash equivalents, accounts receivable, other receivable, short-term loans payable, accounts payable, accrued expenses, contract liability, current portion of long-term debts, current operating and finance lease liabilities and other current liabilities for which fair values approximate their carrying amounts.

	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Public Warrants	$117,300	$117,300	$-	$-
Placement Warrants	$7,648	$-	$7,648	$-
Debt Warrants	$275,976	$-	$275,976	$-
Subtotal: Warrant liabilities	$400,924	$117,300	$283,624	$-
Derivative Liability	$1,367,140	$-	$1,367,140	$-

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

NOTE 16 – DISCONTINUED OPERATIONS

As at June 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service and on December 27, 2023, the Company discontinued the remaining operations of A.L.I as part of the move of our operations to Los Angeles, California.

The carrying value of the assets and liabilities of the discontinued operations in relation to the Company’s operations in A.L.I. have been classified by the Company as discontinued operations for the years ended December 31, 2023 and 2022 for accounting purpose and are shown below:

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$81,332	$977,083
Notes receivable	-	3,488
Accounts receivable, net	-	980,688
Others receivable	-	2,089,921
Prepaid expenses	-	611,959
Inventory	-	2,687,092
Escrow deposit	-	575,000
Total current assets	81,332	7,925,231
Long-term Assets
Property and equipment, net	-	1,390,547
Intangible assets, net	-	150,576
Investment-equity method	-	997,470
Operating lease right-of-use assets	-	693,474
Long-term loans receivable	-	107,735
Other non-current assets	-	213,370
Total long-term assets	-	3,553,172
Total Assets	$81,332	$11,478,403
LIABILITIES
Current Liabilities:
Short-term loans payable	$354,569	$-
Short-term loans payable, related party	482,341	-
Accounts payable	4,403,030	3,333,675
Accrued expenses	1,244,885	399,766
Accrued expenses, related party	9,935	-
Others payable	101,651	230,060
Contract liabilities	1,101,614	1,104,582
Current portion of long-term loans	204,584	54,624
Finance leases liabilities-current	116,002	102,114
Operating leases liabilities-current	225,874	293,710
Other current liabilities	-	380,344
Total Current Liabilities	8,244,485	5,898,875
Longer-term liabilities:
Long-term loans	2,873,758	3,259,237
Finance leases liabilities-non-current	31,893	87,056
Operating leases liabilities-non-current	145,677	397,720
Other long-term liabilities	169,679	225,284
Total long-term liabilities	3,221,007	3,969,297
Total Liabilities	$11,465,492	$9,868,172

The results of operations in relation to the Company’s operations in ALI have been classified by the Company as discontinued operations for the years ended December 31, 2023 and 2022 for accounting purpose and are shown below:

	For the years ended December 31,
	2023	2022

Revenues	$1,073,049	$5,207,490
Cost of revenues	2,823,132	5,070,507
Gross profit (loss)	(1,750,083)	136,983

Operating expenses:
Selling expenses	67,624	90,654
General and administrative expenses	4,299,552	7,211,400
Research and development expenses	6,916,047	8,926,205
Total operating expenses	11,283,223	16,228,259

Loss from operations	(13,033,306)	(16,091,276)

Other income (expenses):
Interest expenses, net	(107,640)	(25,065)
Gain (loss) on foreign currency transaction	(10,007)	60,533
Loss on disposal of fixed assets	(10,697)	(9,316)
Impairment on fixed assets	(1,829,585)	(511,695)
Equity in earnings of investee	(11,640)	(16,964)
Gain on sale of investment securities	35,834	1,801,660
Loss on debt extinguishment	(666,641)	-
Other income	255,251	302,191
Write-off of assets	(1,057,591)	-
Reversal of allowance for doubtful accounts	-	647
Reversal of allowance for bonus	15,126	11,936
Total other income (expenses)	(3,387,590)	1,613,927

Net loss from discontinued operations	(16,420,896)	(14,477,349)
Income tax	(1,543)	-
Net loss from discontinued operations	$(16,422,439)	$(14,477,349)

Guarantee provided by a director of A.L.I.

For the year ended December 31, 2023, the Company received a debt guarantee from the Representative Director of A.L.I. Daisuke Katano for a particular building lease agreement. The transaction amount is $5,961 which is calculated by the total unpaid rental fees for the contracts for which guarantees were provided as of December 31, 2023. No warranty fees are paid.

Loan from a former director of Aerwins

On February 27, 2023, the Company’s wholly owned subsidiary in Japan, A.L.I. Technologies, entered into a loan agreement with Shuhei Komatsu, the Company’s previous Chief Executive Officer. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,384,370 US Dollars based on a conversion rate of 0.0066921 US Dollar for each 1 yen as of December 31, 2023). The original maturity date of the Loan under the Agreement was April 15, 2023, and was extended to June 30, 2023 (the “Maturity Date”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until the Maturity Date.

The Company recognizes $72,285 of accrued expenses. On July 19, 2023, Shuhei enforced the pledge and gained control of ASC investment (approximately 48.81% of ASC TECH Agent) due to default status. During the year ended December 31, 2023, the Company derecognized investment in ASC Tech agent in full, derecognized the debt to Shuhei for $227,281, and recognized loss of $666,641. As of December 31, 2023, loan balance is $482,341 (JPY66,037,376).

Payable to Directors of Aerwins

In the year 2023, Daisuke Katano, previous director of Aerwins, paid some payables on behalf of the Company. Katano paid $215,725 in the year 2023 and $9,935   is outstanding as of December 31, 2023. The Company will repay at an appropriate timing in light of its financial situation.

NOTE 17 – SUBSEQUENT EVENTS

The subsequent events were evaluated through April 30, 2024, the date the financial statements were issued.

A.L.I. Bankruptcy

On December 27, 2023, A.L.I. filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu) (the “A.L.I. Bankruptcy”). On January 10, 2024, the Court entered an order (the “January 10 Order”) confirming that bankruptcy proceedings are commenced against the debtor A.L.I., that A.L.I. is found to be insolvent, the appointment of Gaku Iida, Attorney-at-Law, of Abe, Ikubo & Katayama be appointed as the trustee in the bankruptcy proceedings (the “Trustee”) and setting the date and place of the meeting to report on the status of property, to report on calculations and hear opinions regarding the disposition of the bankruptcy proceedings on May 14, 2024, at 10:00 a.m. local time in the Court (the “Status Report Meeting”). The Trustee’s address is Fukuoka Bldg. 9F, 2-8-7 Yaesu, Chuo-ku, Tokyo. A trustee has been appointed by the Bankruptcy Court and the trustee has assumed and will continue to exercise control over all assets and liabilities of A.L.I. The assets of A.L.I. will be liquidated for distribution in accordance with the priorities established by the Bankruptcy Act. The Company expects that no distributions will be available in A.L.I’s liquidation.

As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, A.L.I. will be deconsolidated prospectively commencing in the first quarter of 2024 from the Company’s consolidated financial statements. See, however, “Risk Factors – We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.”

The A.L.I. Bankruptcy constitutes an event of default pursuant to the Closing Notes in the aggregate principal amount of $4,200,000. Consequently, Lind Global may at any time, at its option, (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Closing Notes and (2) exercise all other rights and remedies available to it under the Closing Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Closing Notes (collectively, the “Transaction Documents”); provided, however, that (x) upon the occurrence of the event of default described above, Lind Global, in its sole and absolute discretion (without the obligation to provide notice of such event of default), may: (a) from time-to-time demand that all or a portion of the outstanding principal amount of the Closing Notes be converted into shares of the Company’s common stock at the lower of (i) the then-current Conversion Price (that price being $18.176 per share (the “Floor Price”)) and (ii) eighty-percent (80%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) during the 20 trading days prior to the delivery by Lind Global of the applicable notice of conversion or (b) exercise or otherwise enforce any one or more of Lind Global’s rights, powers, privileges, remedies and interests under the Closing Notes, the Transaction Documents or applicable law.

On January 23, 2024, the Company and Lind Global entered into an Amendment No. 2 to Senior Convertible Promissory Note First Closing Note and an Amendment No. 2 to the Senior Convertible Promissory Note Second Closing Note (collectively, the “January Note Amendments”) which amended the Closing Notes to, subject to the conditions discussed below:

●	reduce the aggregate principal amount of the Closing Notes from $4,200,000 to $3,500,000,
●	require the Company to repay an aggregate of $1,750,000 of the principal amount of the Closing Notes no later than the closing date of a public offering of the Company’s Common Stock where it receives gross proceeds of at least $13,500,000 (the “Public Offering”) by April 15, 2024 and
●	requires Lind Global to convert no less than an aggregate of $1,750,000 of the Closing Notes no later than 11 months after the closing of the Public Offering, provided that at the time of such conversion Lind Global receives shares of Common Stock that may be disposed of without restrictive legend at their issuance pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to an available exemption from or in a transaction not subject to the registration requirements of the Securities Act (the “Mandatory Conversion Amount”).

In addition, on January 23, 2024, the Company and Lind Global entered into Amendment No. 2 to Securities Purchase Agreement, subject to the conditions discussed below:

●	eliminate the obligation of the Company and Lind Global to complete the third closing,
●	delete the clause obligating the Company to register the shares of common stock issuable upon conversion of the Closing Notes and exercise of the Warrants (collectively, the “Closing Securities”) or pay Lind Global any delay payments as a result of the Company’s failure to register the Closing Securities,
●	eliminate certain restrictions on the Company’s right to issue equity and debt in future transactions and
●	eliminate Lind Global’ right to participate in future offerings of the Company’s securities, other than its rights to participate in the Public Offering.

In as much as the Company failed to complete the Public Offering by April 15, 2024, Lind Global is not obligated to fulfill the terms of the January Note Amendments. The Company plans to enter into discussions with Lind Global to extend the time period in which it is obligated to complete the Public Offering.

Recent Sale of Unregistered Securities

On February 27, 2024 and March 22, 2024, we entered into and completed the sale to two unrelated accredited investors (the “Investors”), of 100,000 shares and 35,500 unregistered shares, respectively, of our Common Stock at a price of $4.00 per share for an aggregate of $542,000 in cash (the “Offerings”). The Offerings were made pursuant to the terms of a Subscription Agreement. In connection with the Offerings, the Company entered into a Piggyback Registration Rights Agreement with each Investor whereby the Company agreed to register the Common Stock acquired by the Investor in the Offering if at any time while the Investor remains the holder of such shares, the Company proposes to file any registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to its Common Stock for its own account or for shareholders of the Company for their account, subject to certain customary exceptions.

Effective as of March 11, 2024, we authorized the issuance of 51,317 shares of our unregistered common stock to Boustead Securities LLC (“Boustead”) pursuant to the terms of an engagement agreement between the Company and Boustead dated April 18, 2022, as amended on February 1, 2023 related to services provided in connection with the Business Combination.

Effective as of April 2, 2024, the Company completed 100 old to 1 new share consolidation. All share figures and references have been retrospectively adjusted.

Effective as of April 8, 2024, we authorized the issuance of 38,878 shares to consultants with fair value of $218,494 who provide the Company with several services after the year ended December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Kiran Sidhu, our President and Chief Executive Officer, is our principal executive officer and Yinshun (Sue) He, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure. Management has determined that a material weakness exists due to administrative delays and other issues stemming from the bankruptcy filing of A.L.I. and the appointment of a bankruptcy trustee that led to our late filing with the SEC of this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this evaluation, our management concluded that, as of December 31, 2023, we did not maintain effective internal control over financial reporting. Management has determined that a material weakness exists due to administrative delays and other issues stemming from the bankruptcy filing of A.L.I. and the appointment of a bankruptcy trustee that led to our late filing with the SEC of this Form 10-K.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Position(s)
Kiran Sidhu	58	Chief Executive Officer and Director
Yinshun (Sue) He	34	Chief Financial Officer
Katharyn (Katie) Field	40	Chairman of the Board of Directors
Pavanveer (Pavan) Gill	32	Director
Robert Lim	30	Director
Taiji Ito	46	Director

Executive Officers and Directors

Kiran Sidhu. On May 15, 2023, the Board of Directors appointed Mr. Sidhu as a member of the Board and as Chairman of the Board. Following his appointment, Mike Sayama and Marehiko Yamada resigned as members of the Board of Directors. Mr. Sidhu is the Managing Member of Catalyst Capital LLC, founded in January 1999. Catalyst invests in early-stage companies, including technology, biotechnology, and cannabis. Mr. Sidhu served as the CEO and a Director of Halo Collective (NEO: HALO), a multi-state cannabis operator, from September 2018 to June 2022. He has also been the CEO of ANM, Inc. (“ANM”), a wholly owned subsidiary of Halo Collective, since April 2016.

Mr. Sidhu was previously a non-executive director and audit committee chairman of Namaste Technologies Inc. (TSX-V: N), a technology company that provided cannabis-related marketplaces for products and services in 20 countries from October 2016 to February 2019. Additionally, Mr. Sidhu was the Chairman and CEO of Transact Network Ltd., a leading EU electronic money institution, which was later sold to The Bancorp, Inc. (NYSE: TBBK) in 2011. Before founding Transact Network Ltd., he held the position of Managing Director of Aspen Communications, an Indian outsourcing company provides e-commerce fraud detection, accounting, customer support, systems support, and data analytics services to e-commerce companies. Mr. Sidhu currently serves as a non-executive director of Aspen Communications.

Earlier in his career, Mr. Sidhu served as the CFO of On Stage Entertainment (NASDAQ: ONST) and oversaw its initial public offering. He also co-founded Nano Universe PLC (LSE-AIM: NANO) and served as the Finance Director, overseeing the company’s listing on the LSE-AIM. In addition, Mr. Sidhu worked as a Manager in Price Waterhouse’s strategic consulting group in Los Angeles and a Senior Associate in mergers and acquisitions at Merrill Lynch Capital Markets in New York. He graduated with honors in Computer Science from Brown University in 1985, and earned an MBA in Finance from the Wharton School of Business in 1987.

Yinshun (Sue) He. Ms. He was appointed as the Company’s Chief Financial Officer on August 24, 2023. Previously she had been providing accounting services to the Company since June 2023 and will continue to provide such services to the Company in addition to her role as its CFO. In addition to her work for the Company, since November 2020, Ms. He has been the Chief Financial Officer and a director of The Yumy Candy Company Inc., a Canadian Securities Exchange listed company that develops gelatin-free, low sugar plant-based confectionery. Since November 2019, Ms. He has been an accountant at Global Health Clinics Ltd., a telehealth care company that connects patients with an online network of health care providers. Previously, Ms. He served as the controller for a private accounting firm that specialized in full cycle accounting and assurance services. Ms. He earned her bachelor of business administration degree in accounting from Kwantlen Polytechnic University and holds the professional designation of chartered professional accountant (CPA) in Canada.

Katharyn (Katie) Field. On May 22, 2023, the Board of Directors appointed Katharyn (Katie) Field as an independent member of the Board of Directors. Following the appointment of Ms. Field and Mr. Gill, Mike Sayama and Marehiko Yamada resigned as members of the Board of Directors. Ms. Field’s background includes positions spanning both the private and public sectors and brings a wealth of experience and expertise in strategy consulting and executive leadership. She has held prominent positions at renowned organizations such as The White House in the office of the public liaison, The Brookings Institution as a manager of operations, and Bain & Company as a consultant. In 2014, Ms. Field entered the cannabis industry and played a pivotal role in the procurement, build-out, and sale of one of the original vertically integrated licensed medical marijuana treatment centers in Florida. Subsequently, she operated a strategy consulting practice focused on cannabis and served as Executive Vice President of Corporate Development at MariMed in 2018. Ms. Field holds an MBA from Columbia Business School and a BA with honors from Stanford University.

Pavanveer (Pavan) Gill. On May 22, 2023, the Board of Directors appointed Pavanveer (Pavan) Gill as independent member of the Board of Directors. Mr. Gill brings a wealth of experience and expertise in civil construction, environmental management, and innovative product implementation to AERWINS. Since August 2015, Mr. Gill has been a civil engineer and project manager at Secure Energy, an environmental and energy infrastructure consulting company. Mr. Gill has managed numerous high-value projects, demonstrating his strong project management skills and ability to deliver exceptional results. Throughout his career, Pavanveer (Pavan) Gill has been involved in various key projects, including the Shell Waterton butte sump reclamation project, the TC Energy Station 92 compressor station demolition and remediation, the City of Calgary Kensington Manor demolition, the TC Energy Buffalo Creek compressor station installation and remediation, and the TC Energy Wolf Lake compressor station demolition. His extensive experience in managing multi-disciplinary teams, overseeing project schedules and budgets, and ensuring regulatory compliance has contributed to the success of these projects. Additionally, Mr. Gill’s keen understanding of emerging technologies and their practical applications will be invaluable in driving AERWINS’ commitment to innovation and further advancing its position as a leader in the industry. Mr. Gill earned a bachelor’s degree in civil engineering from the University of British Columbia.

Robert Lim. On July 18, 2023, the Board of Directors appointed Mr. Lim as independent member of the Board of Directors. Mr. Lim is the principal and cofounder of a law firm, De Novo Law Corporation, located in Vancouver, BC Canada that primarily practices corporate/commercial law and civil litigation. Mr. Lim co-founded De Novo Law Corporation in March 2023 after he ended his term as the founder and principal of Robert Bradley Lim Law Corporation - his legal practice which he started in June 2021. Before being called to the bar as a lawyer, he worked as an articling student/lawyer from Sept 2021 - May 2022 and a legal assistant from Sept 2020 - August 2021 at a real estate and business law focused law firm called Winright Law Corporation. Prior to becoming a lawyer, he came from a marketing background - having previously worked as a marketing coordinator for an environmental consulting firm in 2017 called NEXT Environmental. In 2018, he began his own digital marketing agency and provided digital marketing services to clients throughout British Columbia. Mr. Kim earned a Bachelor of Commerce degree from the University of British Columbia and a Juris Doctor from Thompson Rivers University.

Taiji Ito. Mr. Ito was appointed as the Company’s Chief Executive Officer on March 20, 2023 and resigned on December 12, 2023. Mr. Ito was appointed as the Company’s Global Markets Executive Officer and as a member of the Company’s Board of Directors on February 3, 2023. Mr. Ito has served as AERWINS Inc.’s Global Markets - Investor Relations and a member of AERWINS Inc.’s Board of Directors since June 15, 2022. Mr. Ito is also a member of the Board of Directors of A. L. I. Technologies since April 2022. From April 1999 to 2002, Mr. Ito served as Associate at Deutsche Bank in Tokyo. From May 2002 to July, 2008, Mr. Ito served as Vice President and thereafter Director at Credit Suisse in Japan and the United States. From August 2008 to April 2022, Mr. Ito served as a founder and CEO at Meta Capital. Mr. Ito has extensive experience in the financial field. Mr. Ito graduated with a bachelor’s degree in Economics from Keio University, Japan. Mr. Ito does not hold, and has not previously held, any directorships in any reporting companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors and of certain board committees. There are currently three independent directors on the Company’s Board of Directors who constitute a majority of the Board of Directors. These independent directors are Katharyn (Katie) Field, Pavanveer (Pavan) Gill and Robert Lim. For a discussion of the independent directors on the Company’s board committees please see below section titled “Committees of the Board of Directors.”

Board Diversity Matrix as of March 31, 2024

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian		4
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Committees of the Board of Directors

Audit Committee

The Company’s audit committee of the board of directors consists of Ms. Field (Chairperson) and Messrs. Lim and Gill. The board of directors has determined each member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of the audit committee is Ms. Field. Ms. Field also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the Company’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The Company’s compensation committee consists of Messrs. Gill (Chairman) and Lim and Ms. Field. The board of directors has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Mr. Gill. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Company’s Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of the Company’s other executive officers;

●	reviewing and recommending to the Company’s board of directors the compensation of the Company’s directors;

●	reviewing the Company’s executive compensation policies and plans;

●	reviewing and approving, or recommending that the Company’s board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for the Company’s executive officers and other senior management, as appropriate;

●	administering the Company’s incentive compensation equity-based incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in the Company’s annual proxy statement;

●	reviewing and establishing general policies relating to compensation and benefits of the Company’s employees; and

●	reviewing the Company’s overall compensation philosophy.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Messrs. Lim (Chairman) and Gill and Ms. Field. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Mr. Lim.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2023,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2023, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Executive Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kiran Sidhu(1)	2023	-	-	-	-	-	-	-	-

Taiji Ito, former CEO(2)	2023	141,738	-	-	-	-	-	-	141,738
	2022	156,727	-	-	-	-	-	-	156,727

Yinshun He(3)	2023	250,000	-	-	-	-	-	-	250,000

(1)	Appointed as Executive Chairman of the Board and President on July 18, 2023 and appointed as Chief Executive Officer on December 20, 2023.
(2)	Appointed as Chief Executive Officer on March 20, 2023 and resigned on December 20, 2023.
(3)	Appointed as Chief Financial Officer on August 24, 2023.

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

The Company has agreed to pay Ms. He $250,000 for services provided to the Company pursuant to an Independent Contractor Agreement entered into between Ms. He and the Company dated June 16, 2023 and expiring on December 16, 2023. The agreement may be terminated by either party without cause on 30 days prior written notice to the other party.

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

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

●	Shuhei Komatsu – 15,256 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Komatsu’s resignation.

●	Taiji Ito – 7,039 options at an exercise price of $0.015 per share of common stock

●	Kazuo Miura – 7,399 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Miura’s resignation.

●	Kensuke Okabe – 4,693 options at an exercise price of $0.015 per share of common stock

Equity Incentive Compensation Plan

At the Special Meeting of stockholders on January 27, 2023, our shareholders approved the AERWINS Technologies Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, 100,894 shares of common stock (the “Initial Limit”) are authorized under the Equity Incentive Plan for issuance to officers, directors, employees and consultants of the Company. As of December 31, 2023, there were no shares issued under the Equity Incentive Plan.

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

All stock awards granted under the Equity Incentive Plan will be subject to recoupment in accordance with any clawback policy that Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Company’s board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the Company’s board determines necessary or appropriate. No recovery of compensation under such a clawback policy will be an event giving rise to a right to resign for “good reason” or “constructive termination” (or similar term) under any agreement with the Company.

No awards may be granted under the Equity Incentive Plan after the date that is ten years from the Equity Incentive Plan effective fate.

Outstanding Equity Awards at Fiscal Year End

2023 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to the options outstanding by the Named Executive Officers held at fiscal year-end.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date(1)	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Kiran Sidhu, CEO	-	-		$-	-	-	$-

Taiji Ito, former CEO	4,693	2,346	(2)	0.015	July 27, 2032	-	$-

(1)	The expiration date of each option occurs on the earlier of (i) ten years after the date of grant of each option or (ii) five years after the termination as a member of the board of directors.

(2)	The unvested options vest on October 27, 2024.

Director Compensation

Currently, non-employee directors do not receive any compensation for their services as directors. In the future, the Company expects to develop and adopt a compensation plan for all directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 15, 2024, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 924,890 shares of common stock outstanding at April 15, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is c/o of the Company at The Walnut Building, 691 Mill St., Suite 240, Los Angeles, CA 90021.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned	% of Class
Directors and Executive Officers
Yinshun (Sue) He	-	-
Taiji Ito(1)	7,040	*	%
Kiran Sidhu	-	-
Katharyn (Katie) Field	-	-
Pavanveer (Pavan) Gill	-	-
Robert Lim	-	-

All named executive officers and directors as a group 6 persons	7,040	*	%
Greater than 5% Holders:
Shuhei Komatsu(2)	140,848	15.23%
Catalyst Investment Group Co., Ltd(3)	100,000	10.81%

*	Less than 1.0%

(1)	Includes 7,040 shares of common stock underlying options held by Taiji Ito.
(2)	The address Shuhei Komatsu is Shiba Koen Annex 6 F, 1-8, Shiba Koen 3-Chome, Minato-Ku, Tokyo M0 105-0011.
(3)	The address of Catalyst Investment Co., Ltd. is Level 3, Sanno Park Tower, 2-11-1, Nagata-Cho, Chiyoda-Ku Tokyo 100-6162.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Plans approved by our stockholders	11,732	$0.015	28,372
Plans not approved by our stockholders	N/A	N/A	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

The following sets forth all transactions since the beginning of the Company’s last fiscal year, January 1, 2023 as well as any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest:

Related Party Transactions Prior to the Business Combination

Founder Shares

On March 22, 2021, the Company issued an aggregate of 28,750 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock included an aggregate of up to 3,750 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own at least 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a business combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $1,200 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a business combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a business combination, or earlier, in each case, if, subsequent to a business combination, the Company consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor agreed to provide the Company with a loan up to $1,500,000 as may be required (“Sponsor Working Capital Loans”). Such Sponsor Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may have been converted upon consummation of a business combination into additional Placement Units at a pre-consolidated price of $10.00 per Unit. In the event that a business combination dis not close, the Company may have used a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

On September 23, 2021, the Company entered into a Sponsor Working Capital Loan in the amount of up to $1,500,000. During the year ended December 31, 2022, the Company received proceeds of $960,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Sponsor Working Capital Loan may have been convertible into units at the option of the Sponsor at a pre-consolidated price of $10.00 per unit. The unit would have been identical to the Placement Units. Using the fair value option, the Sponsor Working Capital Loan is required to be recorded at its’ initial fair value on the date of issuance, and each reporting period thereafter. Differences between the face value of the Sponsor Working Capital Loan and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Sponsor Working Capital Loan are recognized as a non-cash gain or loss in the consolidated statement of operations. The aggregate fair value of the Sponsor Working Capital Loan was estimated to be $92,000 at initial measurement. It was restructured to a promissory note in the principal sum of $1,130,000 on January 31, 2023. In the case of an event of default, this note bear interest at a rate of 24% per annum until such event of default is cured. The principal amount of this Note and any accrued interest shall be payable on the earlier of raising more than $5,000,000 from Pono’s SEPA with Yorkville or as follows: (i) $300,000 on April 10, 2023 (ii) $300,000 on May 10, 2023; (iii) $300,000 on June 30, 2023; and (iv) $230,000 on July 31, 2023.

Extension Private Placements

If the Company anticipated that it may have not been able to consummate the initial business combination within 12 months from the date of the Initial Public Offering, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the third amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial business combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $1,150,000 (pre-consolidated price of $0.10 per Unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible business combination period of 18 months at a total payment value of $2,300,000 (pre-consolidated price of $0.10 per Unit).

On August 10, 2022, the Company received $1,150,000 in funding from Mehana Capital, from the August Extension. Mehana Capital purchased an aggregate of 115,000 pre-cosnolidated Placement Units of the Company, each unit consists of one pre-consolidated share of Class A common stock, $0.000001 par value per share, and three-quarters of one warrant, each whole Placement Warrant entitling the holder thereof to purchase one-hundredth of a share of our common stock at an exercise price of $1,150 per share, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on August 10, 2022.

On November 9, 2022, the Company received an additional $1,150,000 in funding, of which $575,000 was from Mehana Capital and $575,000 was from AERWINS, Inc. from the November Extension. Mehana Capital purchased an additional 57,500 pre-consolidated Placement Units and AERWINS, Inc. purchased 57,500 pre-consolidated Placement Units, creating proceeds to the Company of $1,150,000 which was deposited into the trust account as further described in the Form 8-K filed with the SEC on November 10, 2022.

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

Related Party Transactions After the Business Combination

Guarantee provided by a director of A.L.I.

For the nine months ended September 30 in 2023, the Company received a debt guarantee from the Representative Director of A.L.I. Daisuke Katano for a particular building lease agreement. The transaction amount is $5,961 which is calculated by the total unpaid rental fees for the contracts for which guarantees were provided as of December 31, 2023. No warranty fees are paid.

Payable to Directors of Aerwins

As at March 28, 2024, Kiran Sidhu, our Chief Executive Officer and a director, and Daisuke Katano, a former director, paid some payables on behalf of the Company. Mr. Sidhu paid $341,424 during such period and $286,424 is outstanding as of March 28, 2024. Mr. Katano paid $215,725 during the year of 2023 and $9,935 is outstanding as of March 28, 2024. The Company will pay to them at an appropriate timing in light of its financial situation.

In addition, Mr. Sidhu had previously agreed to provide the Company with up to $300,000 in working capital to launch the initial phase of its planned redesign of the XTURISMO by way of an interest free demand loan.

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

The Option Award Agreements grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Award Agreements, as follows:

●	Shuhei Komatsu – 15,256 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Komatsu’s resignation.

●	Taiji Ito – 7,039 options at an exercise price of $0.015 per share of common stock

●	Kazuo Miura – 7,399 options at an exercise price of $0.015 per share of common stock. These options were forfeited upon Mr. Miura’s resignation.

●	Kensuke Okabe – 4,693 options at an exercise price of $0.015 per share of common stock

Loan Agreement

On February 27, 2023, A.L.I. entered into a Loan Agreement with Shuhei Komatsu, the Company’s former Chief Executive Officer (the “Agreement”). The Agreement was approved by the Company’s Board of Directors on February 26, 2023 and by the Company’s Compensation Committee on February 26, 2023. Pursuant to the Agreement, Mr. Komatsu agreed to lend A.L.I. 200,000,000 yen (approximately $1,469,400 US Dollars based on a conversion rate of $0.007347 US Dollar for each $1 yen as of February 27, 2023) (the “Loan”). The original maturity date of the Loan under the Agreement was April 15, 2023, and was extended to June 30, 2023 (the “Maturity Date”) pursuant to the terms of a memorandum agreement signed on May 15, 2023 (the “Memorandum”). The interest rate under the Agreement is 2.475% per annum (calculated on a pro rata basis for 365 days a year), and the interest period is from February 27, 2023 until April 21, 2023. Pursuant to the terms of the Memorandum, the Company paid 100,000,000 yen (approximately US$753,266), the interest rate was increased to 14.6% per annum as of April 22, 2023 and A.L.I. agreed to delay damages in the amount of 480,000 yen (approximately US$3,616). In addition, A.L.I pledged as collateral for the Loan shares of ASC Tech Agent Co., Ltd. held by A.L.I. and the equity interest in any entity in which A.L.I. may transfer its drone service business in the future. We are in discussions with Mr. Komatsu regarding further extension of the maturity date of the Loan and other alternatives regarding settlement of this debt.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by TAAD, LLP for the year ended December 31, 2023 and by Marcum LLP for the year ended December 31, 2022.

	2023	2022
Audit Fees(1)	$335,807	$118,000
Audit Related Fees(2)	11,873	-
Tax Fees(3)	-	6,000
Total Fees	$347,680	$124,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2023 and 2022, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated September 7, 2022, by and among Pono Capital Corp., Pono Merger Sub, Inc. and AERWINS Technologies Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated January 19, 2023, by and among the Pono Capital Corp., Mehana Equity LLC, as Purchaser Representative, AERWINS Inc. and Shuhei Komatsu, as Seller Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Corp. with the SEC on January 19, 2023).

3.1	Fourth Amended and Restated Certificate of Incorporation of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.2	Amended and Restated Bylaws of AERWINS Technologies Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

3.3	Amended and Restated Bylaws of AERWINS Technologies Inc. adopted on September 26, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on September 29, 2023).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended filed with the Delaware Secretary of State on March 28, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by AERWINS Technologies Inc. on March 28, 2024).

4.1	Warrant Agreement, dated August 10, 2021, by and between Pono Capital Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed by Pono Capital Corp. on July 8, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by Pono Capital Corp. with the SEC on July 8, 2021).

4.5	Form of Piggyback Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by AERWINS Technologies, Inc. with the SEC on February 28, 2024).

10.1+	Form of AERWINS Technologies Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex C to the proxy statement/Form 10-K which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.2	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.3	Form of Registration Rights Agreement by certain AERWINS equity holders (included as Exhibit E to Annex A to the proxy statement/Form 10-K which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.4	Form of Lockup by certain AERWINS equity holders (included as Exhibit C to Annex A to the proxy statement/Form 10-K which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.5	Letter Agreement, dated August 10, 2021, by and among Pono Capital Corp., its officers, directors, and Mehana Equity LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Pono Capital Corp. on August 16, 2021).

10.6	Purchaser Support Agreement. (incorporated by reference to 10.4 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.7	Voting Agreement. (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Pono Capital Corp. with the SEC on September 7, 2022).

10.8+	Employment Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.9+	Employment Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.9 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.10+	Employment Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.10 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.11+	Employment Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.11 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.12	Form of Non-Competition and Non-Solicitation Agreement (included as Exhibit D to Annex A to the proxy statement/Form 10-K which is part of the Registration Statement on Form S-4 filed by Pono Capital Corp. with the SEC on January 4, 2023).

10.13+	Option Award Agreement between AERWINS Technologies Inc. and Shuhei Komatsu, dated February 3, 2023. (incorporated by reference to Exhibit 10.13 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.14+	Option Award Agreement between AERWINS Technologies Inc. and Taiji Ito, dated February 3, 2023. (incorporated by reference to Exhibit 10.14 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.15+	Option Award Agreement between AERWINS Technologies Inc. and Kazuo Miura, dated February 3, 2023. (incorporated by reference to Exhibit 10.15 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.16+	Option Award Agreement between AERWINS Technologies Inc. and Kensuke Okabe, dated February 3, 2023. (incorporated by reference to Exhibit 10.16 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.17	Form of Subscription Agreement dated February 2, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 3, 2023).

10.18	Standby Equity Purchase Agreement dated January 23, 2023 with YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Pono Capital Corp. on January 23, 2023).

10.19	Joint Venture Agreement between A.L.I. Technologies Inc. and Vault Investments LLC dated February 6, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on February 9, 2023).

10.20	Loan Agreement between A.L.I. Technologies Inc. and Shuhei Komatsu dated February 27, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 2, 2023).

10.21	Memorandum of Understanding with Outsourcing Inc. dated March 17, 2023. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on March 23, 2023).

10.22	Form of Securities Purchase Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.23	Form of Secured Convertible Promissory Note dated April 12, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.24	Form of Warrant dated April 12, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.25	Form of Security Agreement dated April 12, 2023 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.26	Form of Subsidiary Guaranty for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.5 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.27	Form of Pledge Agreement for AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.6 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.28	Form of Pledge Agreement for A.L.I. Technologies Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.7 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.29	Form of Guarantor Security Agreement with AERWINS, Inc. dated April 12, 2023 (incorporated by reference to Exhibit 10.8 to Form 8-K filed by AERWINS Technologies Inc. on April 13, 2023).

10.30	Memorandum between A.L.I Technologies Inc. and Shuhei Komatsu signed on May 15, 2023 (incorporated by reference to Exhibit 10.30 to Form S-1 filed by AERWINS Technologies Inc. on January 24, 2024).

10.31+	Independent Contractor Agreement between AERWINS Technologies Inc. and Yinshun He dated as of June 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on August 30, 2023).

10.32	Amendment to Senior Convertible Promissory Note First Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

10.33	Amendment to Senior Convertible Promissory Note Second Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

10.34	Letter of Intent between AERWINS Technologies, Inc. and Helicopter Technology Company effective as of December 19, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on December 22, 2023).

10.35	Amendment to Senior Convertible Promissory Note First Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

10.36	Amendment to Senior Convertible Promissory Note Second Closing Note between AERWINS Technologies, Inc. and Lind Global Fund II LP dated August 25, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by AERWINS Technologies Inc. on August 28, 2023).

10.37	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by AERWINS Technologies, Inc. with the SEC on February 28, 2024).

10.38*	Form of Promissory Note.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 8-K filed by AERWINS Technologies, Inc. with the SEC on February 9, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form S-1 filed by AERWINS Technologies, Inc. with the SEC on January 24, 2024).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERWINS TECHNOLOGIES INC.

Dated: April 30, 2024	By:	/s/ Kiran Sidhu
	Name:	Kiran Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2024	By:	/s/ Yinshun (Sue) He
	Name:	Yinshun (Sue) He
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dated indicated:

Name	Title	Date

/s/ Kiran Sidhu	Chief Executive Officer and Director	April 30, 2024
Kiran Sidhu	(Principal Executive Officer)

/s/ Yinshun (Sue) He	Chief Financial Officer	April 30, 2024
Yinshun (Sue) He	(Principal Financial Officer and Principal Accounting Officer)

/s/ Katharyn Field	Chairman of the Board of Directors	April 30, 2024
Katharyn Field

/s/ Taiji Ito	Director	April 30, 2024
Taiji Ito

/s/ Pavanveer Gill	Director	April 30, 2024
Pavanveer Gill

/s/ Robert Lim	Director	April 30, 2024
Robert Lim

