Form 10-Q
period 2024-03-31
AERWINS Technologies Inc.
filed 2024-05-28
CIK 1855631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-40734

AERWINS TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2049355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Walnut Building 691 Mill St, Suite 204 Los Angeles, CA	90021
(Address of Principal Executive Offices)	(Zip Code)

(702)-527-1270

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	AWIN	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one-hundredth of a share of Common Stock at an exercise price of $1,150 per share	AWINW	The Nasdaq Stock Market LLC

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

There were 924,890 shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of May 24, 2024.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERWINS TECHNOLOGIES INC.

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,275	$2,072
Prepaid expenses	835,758	983,255
Assets of discontinued operations	-	81,332
Total current assets	999,033	1,066,659
Total Assets	$999,033	$1,066,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term loans payable	$272,835	$278,618
Accounts payable	2,057,534	1,918,803
Accounts payable, related party	313,428	341,424
Accrued expenses	587,317	496,265
Accrued expenses, related party	110,855	146,255
Notes payable	1,480,000	1,480,000
Others payable	132,980	132,980
Liabilities of discontinued operations	350,000	8,244,485
Total Current Liabilities	5,304,949	13,038,830
Longer-term liabilities:
Long-term convertible promissory note, net	2,110,850	1,519,403
Derivative liability	1,293,276	1,367,140
Warrant liability	257,764	400,924
Non-current liabilities of discontinued operations	-	3,221,007
Total long-term liabilities	3,661,890	6,508,474
Total Liabilities	8,966,839	19,547,304
Stockholders’ Deficit:
Common stock, par value $0.000001, 400,000,000 shares authorized; 885,987 and 626,890 shares issued and outstanding, respectively in March 31, 2024 and December 31, 2023*	66	62
Preferred stock, par value $0.000001, 20,000,000 shares authorized; No shares issued and outstanding*	-	-
Additional Paid-in capital	56,091,972	55,549,976
Accumulated deficit	(63,484,844)	(72,411,375)
Treasury stock	(575,000)	(575,000)
Accumulated other comprehensive loss	-	(1,044,308)
Stockholders’ Deficit	(7,967,806)	(18,480,645
Total Liabilities and Stockholders’ Deficit	$999,033	$1,066,659

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See Notes to financial statements.

AERWINS TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,	For the three months ended March 31,
	2024	2023

Operating expenses:
Selling expenses	$-	$-
General and administrative expenses	620,380	3,574,882
Research and development expenses	-	-
Total operating expenses	620,380	3,574,882

Loss from operations	(620,380)	(3,574,882)

Other income (expenses):
Interest expense	(98,811)	-
Amortization of debt discount	(311,285)	-
Gain on foreign currency transactions	5,663	-
Gain on fair value adjustments of warrant	143,160	86,251
Loss on fair value adjustments of derivative	(378,685)	-
Gain on debt modification	172,387	-
Gain on deconsolidation	10,014,482	-

Total other income	9,546,911	86,251

Income (Loss) before income tax provision	8,926,531	(3,488,631)
Income tax expense	-	-
Net income (loss) from continuing operations	8,926,531	(3,488,631)

Discontinued operations (Note 17)
Loss from discontinued operations	-	(4,312,913)

Net Income (Loss)	8,926,531	(7,801,544)

Other Comprehensive income (loss):
Foreign currency translation adjustment	1,044,308	(55,127)

Total Comprehensive income (loss)	9,970,839	(7,856,671)

Net earnings (loss) per common share from continuing operations
Basic	12.12	(6.58)
Diluted	12.12	(6.58)

Net earnings (loss) per common share from discontinuing operations
Basic	0.00	(8.14)
Diluted	$0.00	$(8.14)

Weighted average common shares outstanding*
Basic	736,765	529,844
Effect of dilutive securities
Convertible debt	51,766	-
Conversion of option warrants	144,420	93,758
Diluted	832,951	623,602

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See Notes to Financial Statements

AERWINS TECHNOLOGIES INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balance at January 1, 2023	469,297	$47	-	$-	$49,299,343	$(46,472,904)	$-	$(917,582)	$1,908,904

Issuance of common stock prior to the closing of Business Combination	50,000	5	-	-	(1,156,124)	-	-	-	(1,156,119)

Reverse recapitalization	37,402	4	-	-	(878,120)	-	-	-	(878,116)

Issuance of common stock warrants for services	4,132	-	-	-	4,338,298	-	-	-	4,338,298

Acquisition of treasury stock	575	-	-	-	-	-	(575,000)	-	(575,000)

Net loss	-	-	-	-	-	(7,801,544)	-	-	(7,801,544)

Other comprehensive loss	-	-	-	-	-	-	-	(55,127)	(55,127)

Balances at March 31, 2023	561,406	$56	$-	$-	$51,603,397	$(54,274,448)	$(575,000)	$(972,709)	$(4,218,704)

	Common Stock		Preferred stock
	400,000,000 authorized		20,000,000 authorized		Additional	Retained		Accumulated
	$0.000001 Par Value		$0.000001 Par Value		Paid-in (Registered)	Earnings (Accumulated	Treasury	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income	Totals

Balances at January 1, 2024	626,890	$62	$-	$-	$55,549,976	$(72,411,375)	$(575,000)	$(1,044,308)	$(18,480,645)

Issuance of common shares for services	51,317	-	-	-	-	-	-	-	-

Issuance of common shares	135,500	4	-	-	541,996	-	-	-	542,000

Adjustment for share consolidation	72,305	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	8,926,531	-	-	8,926,531

Other comprehensive income	-	-	-	-	-	-	-	1,044,308	1,044,308

Balances at March 31, 2024	886,012	66	-	-	56,091,972	(63,484,844)	(575,000)	-	(7,967,806)

*	Retrospectively restated for effect of the business combination on February 6, 2023.
*	Retrospectively adjusted for effect of share consolidation on a basis of 1 post-consolidation share for each 100 pre-consolidation on April 2, 2024.

See Notes to Financial Statements

AERWINS TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,926,531	$(7,801,544)
Net loss from discontinued operations	-	(4,312,913)
Net income (loss) from continuing operations	8,926,531	(3,488,631)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Interest expense	98,811	-
Amortization of debt discount	311,285	-
Share-based compensation	225,630	3,338,298
Gain on fair value adjustments of warrant	(143,160)	(86,251)
Gain on deconsolidation	(10,014,482)	-
Gain on foreign currency translations	(5,663)	-
Gain on debt modification	(172,387)	-
Change in fair value of derivative liability	378,685	-

Increase in operating assets:
Prepaid expenses	(78,133)	(240,814)
Increase (Decrease) in operating liabilities:
Accounts payable	163,241	196,705
Accounts payable, related party	(27,996)	-
Accrued expenses	(7,759)	28,283
Accrued expenses, related party	(35,400)	-
Others payable	-	1,062,784
Net cash provided by (used) continuing operations	(380,797)	810,374
Net cash used by discontinued operations	-	(4,040,590)
Net cash used by operating activities	(380,797)	(3,230,216)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash used by continuing operations	-	-
Net cash used by discontinued operations	-	(45,559)
Net cash used by investing activity	-	(45,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	542,000	-
Proceeds from reverse recapitalization with AERWINS Inc., net	-	1,595,831
Net cash provided by continuing operations	542,000	1,595,831
Net cash provided by discontinued operations	-	1,470,886
Net cash provided by financing activities	542,000	3,066,717

Net increase (decrease) in cash and cash equivalents	161,203	(209,058)
Effects of exchange rates change on cash	-	(61,552)
Cash and cash equivalents at beginning of period	2,072	-
Cash and cash equivalents at beginning of period held by discontinued operation	-	300,943
Cash and cash equivalents at ending of the period held by discontinued operation	-	-
Cash and cash equivalents at end of period	$163,275	$30,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements

AERWINS TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AERWINS Technologies Inc., a Delaware corporation (the “Company,” “we,” “us,” or “AERWINS”) together with its wholly owned subsidiary Aerwin Development CA LLC, a California limited liability company (“Aerwin Development”), is redesigning its single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”). Aerwin Development was incorporated under the laws of the State of California on October 18, 2023. All refences in this report on Form 10-Q to the “Company,” “we,” “us,” or “AERWINS” include both AERWINS and Aerwin Development.

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

On December 27, 2023, A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is our wholly-owned indirect subsidiary, filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced. As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, A.L.I.’s assets and liabilities have been deconsolidated from the Company’s consolidated financial statements prospectively, during the three months ended March 31, 2024.

On April 2, 2024, the Company consolidated its issued and outstanding share on the basis of one post-consolidation share for each 100 pre-consolidation common shares. All share figures and references have been retrospectively adjusted.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the three months ended March 31, 2024, the Company has an accumulated deficit of $63,484,844. On December 27, 2023, the Company discontinued the operations of A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is its wholly-owned indirect subsidiary and filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). A bankruptcy trustee was appointed on January 10, 2024, and proceedings have commenced. As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, A.L.I.’s assets and liabilities have been deconsolidated from the Company’s consolidated financial statements prospectively, during the three months ended March 31, 2024. These factors raise substantial doubt on the Company’s ability to continue as a going concern.

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

Further, the Company has a significant amount of indebtedness. As of March 31, 2024 and December 31, 2023, the Company had total liabilities of $8,966,839 and $19,547,304, respectively. In addition, A.L.I.’s December 27, 2023 bankruptcy filing constituted an event of default pursuant to the secured convertible notes in the aggregate principal amount of $4,200,000 issued by us to Lind Global on April 12, 2023 and May 23, 2023 and as amended on August 25, 2023 (the “Lind Notes”). Pursuant to the terms of the January Note Amendments and the SPA Amendment, if the Company completes a Public Offering of our securities and make the Mandatory Prepayment no later than April 15, 2024, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. Since the Company was unable to fulfill these obligations, Lind Global has, at its option, the right to (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Notes and (2) exercise all other rights and remedies available to it under the Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Notes, subject to the Floor Price and cash payment.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2024, the interim statements of operations and comprehensive income (loss), statements of changes in shareholders’ equity (deficiency), and cash flows for the three months ended March 31, 2024 and 2023 and the related notes to such interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the Company’s results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long-lived assets, and valuation allowance of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Accounts Receivable, net

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations and comprehensive income. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the statements of operations and comprehensive income (loss).

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Placement Warrants, Public Warrants, and Debt Warrants for periods where no observable traded price was available are valued using a Black Scholes model.

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

Convertible Promissory Notes and Derivative Instruments

The Company accounts for the fair value of the conversion feature in accordance with the guidance contained in ASC 815, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible promissory note. Accordingly, we account for the conversion option as an embedded derivative contained in the Company’s promissory note at fair value. The derivative liability is required to be remeasured at each reporting date and the change in fair value is recognized in our statements of operations.

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

Comprehensive Income or Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying statements of changes in shareholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation.

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

Discontinued Operations

ASC 205-20 provides guidance on discontinued operation presentation requirements. In determining whether a group should be presented as discontinued operations, the company makes a determination of whether such a group being disposed of comprises a component of the entity, or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the company’s operations and financial results. If these determinations are made affirmatively, the results of operations of the group being disposed of are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the financial statements.

Recent Accounting Pronouncements

We did not implement any new accounting pronouncements during 2023. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators’ recently finalized rules and outstanding proposals.

NOTE 4 – PREPAID EXPENSES

	March 31, 2024	December 31, 2023
Prepaid expenses	$835,758	$983,255
Total	$835,758	$983,255

Of the total prepaid expenses as at March 31, 2024 of $753,407 (December 31, 2023 - $983,255), is attributable to prepaid stock-based compensation.

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

As at March 31, 2024, the notes payable balance was $1,480,000 in default and recognized interest expenses of $288,243 as accrued expenses.

The Company also received loans totaling $272,835 from third parties. These loans bear interest of 15% per annum and are due 12 months from issue date. As at March 31, 2024, the loan balance including the accrued interest expense of $15,775 is $288,610 (December 31, 2023 - interest expense of $5,521 is $283,896).

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Payable to Directors of Aerwins

During the year ended December 31, 2023 and three months ended March 31, 2024, one of the Company’s directors, Kiran Sidhu and a former director, Daisuke Katano, paid some payables on behalf of the Company. Mr. Sidhu paid $341,424 in the year 2023 and $45,189 in the period 2024, as at March 31, 2024 amount outstanding is $313,428 (December 31, 2023 - $341,424). Mr. Katano paid $215,725 in the year 2023 and $9,935 is outstanding as of December 31, 2023. The Company will pay to them at an appropriate timing in light of its financial situation.

As at March 31, 2024, an amount of $14,524 (December 31, 2023 - $25,924) was payable to previous executive officer and $96,331 (December 31, 2023 - $120,331) was payable to previous and current directors of the Company in accrued fees.

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

The modification and default subsequent to the quarter ended March 31, 2024 was accounted for as an extinguishment of the original financial liability and the recognition of a new financial liability as the new amended terms were considered to be substantial modification of an existing financial liability. Accordingly, the Company recognized a decrease of $280,162 in debt discount, and $172,387 in gain on convertible promissory notes term modification.

The notes consist of the following components as of March 31, 2024 and December 31, 2023:

Principal	$4,200,000
Debt discount	(4,178,395)
Interest expense	1,497,798
Net Carrying Balance at December 31, 2023	$1,519,403
Adjustments	280,162
Interest expense	311,285
Net Carrying Balance at March 31, 2024	$2,110,850

Debt discount is summarized as follows:

	March 31, 2024	December 31, 2023
Debt discount on convertible promissory notes	$2,680,597	$4,178,395
Adjustments	(280,162)	-
Accumulated amortization	(311,285)	(1,497,798)
Debt discount on convertible promissory notes, net	$2,089,150	$2,680,597

NOTE 8 – DERIVATIVE LIABILITY

The derivative liability is derived from the debt conversion option features in Note 7. They were valued using Monte Carlo simulation model using assumptions detailed below. As of March 31, 2024, the derivative liability was $1,293,276 (December 31, 2023 - $1,367,140). The Company recorded $685,174 gain from changes in derivative liability during the year ended December 31, 2023. In addition, the Company recorded $1,088,477 as excess of derivative expense at initial valuation due to the total debt discount cannot excess the face amount of the convertible note balance. The Monte Carlo simulation model with following assumptions:

Volatility	135.75%
Risk-free rate	4.966% - 5.016%
Stock price (pre-consolidated)	$0.0648
Dividend Yield	-
Expected life	1.03 – 1.15 years

Fair value of the derivative is summarized as below:

Derivative Liability
Balance at January 1, 2023	$-
Additions	2,052,314
Change in fair value	(685,174)
Ending Balance, December 31, 2023	1,367,140
Adjustments	(452,549)
Change in fair value	378,685
Ending Balance, March 31, 2024	$1,293,276

NOTE 9 – WARRANT LIABILITY

The warrant liability is derived from warrants issued as debt warrants in Note 7, public warrants and placement warrants.

As of March 31, 2024, the total fair value of the warrant liability was $257,764 (December 31, 2023 - $400,924).

The following table provides a reconciliation of the warrants measured at fair value using Level 1 inputs:

Public warrants
Balance at January 1, 2023	$-
Additions	-
Transfer from Level 2	603,750
Change in fair value	(486,450)
Ending Balance, December 31, 2023	$117,300
Change in fair value	(9,488)
Ending Balance, March 31, 2024	$107,812

The Black-Scholes model with the following assumptions inputs:

Volatility	135.75%
Risk-free rate	4.966% - 5.016%
Stock price (pre-consolidated)	$0.0648
Expected life	4.04 – 4.15 years

The following table provides a reconciliation of the warrants measured at fair value using Level 2 inputs:

	Public warrants	Placement warrants	Debt warrants
Balance at January 1, 2023	$-	$-	$-
Additions	603,750	39,463	1,812,253
Transfer to Level 1	(603,750)	-	-
Change in fair value	-	(31,815)	(1,536,277)
Ending Balance, December 31, 2023	$-	$7,648	$275,976
Change in fair value	-	(493)	(133,179)
Ending Balance, March 31, 2024	$-	$7,155	$142,797

The following table summarizes information regarding warrants by term, granted and exercise price for the three months ended March 31, 2024 and year ended December 31, 2023.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	-	$-	-	-
Granted	131,101	831	3.92	-
Outstanding at March 31, 2024 and December 31, 2023	131,101	$831	3.92	$-
Exercisable at March 31, 2024 and December 31, 2023	131,101	$831	3.92	$-

The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the warrants. As of March 31, 2024, the share price of the Company was less than the exercise price for all outstanding warrants. Therefore, the intrinsic value for warrants outstanding was zero.

			March 31, 2024		December 31, 2023
	Grant Date	Expiry Date	Number of shares	Exercise price	Number of shares	Exercise price
Public warrants	February 3, 2023	February 3, 2028	86,250	$1,150	86,250	$1,150
Placement warrants	February 3, 2023	February 3, 2028	5,638	1,150	5,638	1,150
Debt warrants	April 12, 2023	April 12, 2028	23,527	89	23,527	89
Debt warrants	May 23, 2023	May 23, 2028	15,686	73	15,686	73
			131,101	$831	131,101	$831

NOTE 10 – DECONSOLIDATION OF A.L.I.

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

As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, deconsolidated all assets and liabilities of A.L.I. during the three months ended March 31, 2024 from the Company’s financial statements.

The following table provides the carrying value of assets and liabilities of A.L.I that have been deconsolidated during the three months ended March 31, 2024:

As at	January 10, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$81,332
Total Assets	$81,332
LIABILITIES
Current Liabilities:
Short-term loans payable	$861,540
Accounts payable	4,403,030
Accrued expenses	1,254,820
Others payable	101,651
Contract liabilities	751,614
Current portion of long-term loans	204,584
Finance leases liabilities-current	116,002
Operating leases liabilities-current	225,874
Total Current Liabilities	7,919,115
Longer-term liabilities:
Long-term loans	2,873,758
Finance leases liabilities-non-current	31,893
Operating leases liabilities-non-current	145,677
Other long-term liabilities	169,679
Total long-term liabilities	3,221,007
Total Liabilities	$11,140,122

Net Liabilities deconsolidated	(11,058,790)
Accumulated other comprehensive loss	1,044,308
1,044,308

Gain on deconsolidation of A.L.I.	$10,014,482

NOTE 11 – INCOME TAXES

The income tax provision for the year ended March 31, 2024 and the March 31, 2023 consists of the following:

For the three months ended
March 31,
	2024	2023
Federal
Current	$-	$-
Deferred	-	-

State
Current	-	-
Deferred	-	-

Foreign
Current	-	-
Deferred	-	-

Income Tax Provision	$-	$-

The Company has not completed an Internal Revenue Code (“IRC”) Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation.

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2024 and 2023, the management considered the Company did not have any significant unrecognized uncertain tax positions. Accordingly, the Company has not incurred any interest or penalties as of the current reporting date with respect to income tax matters. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2024.

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

NOTE 12 – CONTINGENCIES

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

NOTE 13 – SHAREHOLDERS’ DEFICIT

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

Shares issued in the three months ended March 31, 2024

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

Shares issued in the year ended December 31, 2023

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

During the year ended December 31, 2023 the Company also recognized expenses with a fair value of $1,457,400 as obligation to issue shares pursuant to the terms of an engagement agreement between the Company and Boustead dated April 18, 2022, as amended on February 1, 2023 related to services provided in connection with the Business Combination. 51,317 shares were issued on March 11, 2024.

The total amount of fair value of shares issued for the year ended December 31, 2023 was $6,827,477 and $753,407 is recognized as prepaid expenses as at March 31, 2024.

The Company’s outstanding shares increased by 259,097 for the three months ended March 31, 2024, and recognized Common stock of $4 and Additional Paid-in Capital of $541,996. As of March 31, 2024, there were 885,987 of common shares issued. The numbers of common stocks are retrospectively presented to reflect the legal capital of post-merger AERWINS and share consolidation 1 post-consolidation share for each 100 pre-consolidation share.

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted loss per share for the three months ended March 31, 2024 and 2023 is as follows:

	For the three months ended
	March 31,
	2024	2023
Loss per share – basic
Numerator:
Net income (loss) from continuing operations	$8,926,531	$(3,488,631)
Net income (loss) from discontinued operation	$-	$(4,312,913)
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	736,765	529,844
Denominator used for loss per share
Earnings (Loss) per share from continuing operations (basic)	$12.12	$(6.58)
Earnings (Loss) per share from continuing operations (anti-diluted)	$12.12	$(6.58)
Earnings (Loss) per share from discontinued operation (basic)	$0.00	$(8.14)
Earnings (Loss) per share from discontinued operation (anti-diluted)	$0.00	$(8.14)

Basic loss per share equals diluted loss per share because the calculation of diluted loss per share would be anti-dilutive.

NOTE 15 – STOCK-BASED COMPENSATION

On July 27, 2022, Aerwins issued stock options to certain directors of the Company which can be exercised for a total of 41,424 shares of the Company’s common stock with an exercise price of $0.015 per share and a vesting period shall commence on the first business day following the occurrence of going public (the “Trigger Date”), and thereafter (i) one third of the option shall vest on the three months anniversary of the Trigger Date, (ii) one third of the option shall vest on the fifteen month anniversary of the Trigger Date; and (iii) the remaining one third of the option shall vest on the twenty seven month anniversary of the Trigger Date. The remaining weighted average contractual life as of March 31, 2024, is 8.33 years.

Grant date	July 27, 2022
Number of shares at grant date	41,424
Outstanding at January 31, 2023	41,424
Forfeiture	(29,692)
Outstanding at March 31, 2024 and December 31, 2023	11,732
Exercise price	$0.015
Consideration paid to the Company at the grant date	$132

The number of shares is retrospectively presented to reflect the Business Combination with Pono and share consolidation 1 post-consolidation share for each 100 pre-consolidation share.

The Company estimated the fair value of the stock-based compensation at $0.005 using the Binomial Option Pricing Model with the following assumption inputs.

Exercise period	5 years
Share price on the issuance date	$0.01
Volatility	64.22%
Expected dividend rate	0%
Risk-free interest rate	2.88%

NOTE 16 – FAIR VALUE MEASUREMENT

The estimated fair value of the Company’s financial instrument at March 31, 2024 and December 31, 2023 are set forth below. The following summary excludes cash and cash equivalents, accounts receivable, other receivable, short-term loans payable, accounts payable, accrued expenses, contract liability, current portion of long-term debts, current operating and finance lease liabilities and other current liabilities for which fair values approximate their carrying amounts.

	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Liabilities
Public Warrants	$107,812	$107,812	$-	$-
Placement Warrants	$7,155	$-	$7,155	$-
Debt Warrants	$142,797	$-	$142,797	$-
Subtotal: Warrant liabilities	$257,764	$107,812	$149,952	$-
Derivative Liability	$1,293,276	$-	$1,293,276	$-

	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Public Warrants	$117,300	$117,300	$-	$-
Placement Warrants	$7,648	$-	$7,648	$-
Debt Warrants	$275,976	$-	$275,976	$-
Subtotal: Warrant liabilities	$400,924	$117,300	$283,624	$-
Derivative Liability	$1,367,140	$-	$1,367,140	$-

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

NOTE 17 – DISCONTINUED OPERATIONS

As at June 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service and on December 27, 2023, the Company discontinued the remaining operations of A.L.I as part of the move of our operations to Los Angeles, California.

The carrying value of the assets and liabilities of the discontinued operations in relation to the Company’s operations in A.L.I. have been classified by the Company as discontinued operations as at March 31, 2024 and December 31, 2023 for accounting purpose and are shown below:

As at	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$-	$81,332

Total Assets	$-	$81,332
LIABILITIES
Current Liabilities:
Short-term loans payable	$-	$836,910
Accounts payable	-	4,403,030
Accrued expenses	-	1,254,820
Others payable	-	101,651
Contract liabilities	350,000	1,101,614
Current portion of long-term loans	-	204,584
Finance leases liabilities-current	-	116,002
Operating leases liabilities-current	-	225,874
Total Current Liabilities	350,000	8,244,485
Longer-term liabilities:
Long-term loans	-	2,873,758
Finance leases liabilities-non-current	-	31,893
Operating leases liabilities-non-current	-	145,677
Other long-term liabilities	-	169,679
Total long-term liabilities	-	3,221,007
Total Liabilities	$350,000	$11,465,492

The results of operations in relation to the Company’s operations in ALI have been classified by the Company as discontinued operations for the three months ended March 31, 2024 and 2023 for accounting purpose and are shown below:

	For the three months ended March 31,
	2024	2023

Revenues	$-	$1,265,883
Cost of revenues	-	955,071
Gross profit	-	310,812

Operating expenses:
Selling expenses	-	40,382
General and administrative expenses	-	2,647,569
Research and development expenses	-	2,090,219
Total operating expenses	-	4,778,170

Loss from operations		(4,467,358)

Other income (expenses):
Interest expenses, net	-	(6,847)
Loss on foreign currency transaction	-	(11,005)
Loss on disposal of fixed assets	-	(9,943)
Equity in earnings of investee	-	6,176
Other income	-	176,064
Total other income	-	154,445

Net loss from discontinued operations	-	(4,312,913)
Income tax	-	-
Net loss from discontinued operations	$-	$(4,312,913)

NOTE 18 – SUBSEQUENT EVENTS

Effective as of April 2, 2024, the Company completed 100 old to 1 new share consolidation. All share figures and references have been retrospectively adjusted.

Effective April 8, 2024, we authorized the issuance of 38,878 shares to consultants with fair value of $180,000 who provide the Company with services.

Subsequent to the three months ended March 31, 2024, the Company received an aggregate of $100,000 from third parties. The advance is non-interest bearing, unsecured, and due on demand.

Subsequent to the three months ended March 31, 2024, the Company received an aggregate of $140,000 from a third party. The advance is unsecured, due within five months, and 3% compounded interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 1. Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“Commission”) on March 31, 2024.

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

A.L.I. was established in Japan in September 2016 and was acquired by us in August, 2022. The acquisition of A.L.I. was accounted for as a recapitalization among entities under common control since the same controlling shareholders controlled all these entities before and after the transaction. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements. On January 10, 2024, the Company no longer controls A.L.I. resulting in deconsolidation of A.L.I.’s assets and liabilities during the three months ended March 31, 2024.

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

Key Factors that Affect Our Results of Operations

Our business is affected by many factors which we discuss under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. The following are a few of those key factors that may affect our financial condition and results of operations:

Our Ability to Complete Development of and Manufacture our planned Manned Air Vehicle (“MAV”)

Our results of operations rely on our ability to redesign our single-seat optionally Manned Air Vehicle (“MAV” or “Manned Air Vehicle”) and commence production pursuant to the stringent requirements of the Federal Aviation Administration’s (“FAA”) Powered Ultra-Light Air Vehicle Category, setting a new standard for safe low altitude manned flight. We plan to do this in conjunction with Helicopter Technology Company (“Helicopter Technology”) pursuant to the terms of the Letter of Intent we entered with them effective as of December 19, 2023 described elsewhere in this Form 10-Q.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2024, and 2023

The following table summarizes our operating results as reflected in our statements of income during the three months ended March 31, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three months ended March 31,
	2024		2023		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$-	-%	$-	-%	$-	-%
COST OF REVENUE	-	-%	-	-%	-	-%
GROSS LOSS	-	-%	-	-%	-	-%
Operating expenses
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	620,380	-%	3,574,882	-%	(2,954,502)	(82.6)%
Research and development expenses	-	-%	-	-%	-	-%
Total operating expenses	620,380	-%	3,574,882	-%	(2,954,502)	(82.6)%
Loss from operations	(620,380)	-%	(3,574,882)	-%	2,954,502	82.6%
Other income	9,546,911	-%	86,251	-%	9,460,660	10,968.8%
Income (Loss) before income tax provision	8,926,531	-%	(3,488,631)	%	12,415,162	(355.9)%
Income taxes expense	-	-%	-	-%	-	-%
Income (Loss) from continuing operations	8,926,531	-%	(3,488,631)	-%	12,415,162	(355.9)%
Loss from discounted operations	-	-%	(4,312,913)	-%	4,312,913	(100.0)%
Net income (loss)	$8,926,531	-%	$(7,801,544)	-%	$16,728,075	(214.4)%

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024		2023		Variance
	Amount	% of	Amount	% of	Amount	% of
REVENUE	$-	-%	$-	-%	$-	-%
Operating expenses
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	620,380	-%	3,574,882	-%	(2,954,502)	(82.6)%
Research and development expenses	-	-%	-	-%	-	-%
Total operating expenses	$620,380	-%	$3,574,882	-%	$(2,954,502)	(82.6)%

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting for company reorganization and going public, rental expense, and travel and entertainment expenses.

	For the three months ended March 31,
	2024		2023		Variance
	Amount	% of	Amount	% of	Amount	% of
Salaries and welfare	$12,840	2.1%	$67,469	1.9%	$(54,629)	(81)%
Consulting and professional service fees	583,749	94.1%	3,488,383	97.6%	(2,904,634)	(83.3)%
Rent expense	-	-%	64	-%	(64)	(100)%
Office, utility and other expenses	-	-%	18,709	0.5%	(18,709)	(100)%
Commission fees expenses	1,275	0.2%	257	-%	1,018	395.5%
Other expenses	22,516	3.6%	-	-%	22,516	100%
Total general and administrative expenses	$620,380	100%	$3,574,882	100%	$(2,954,502)	(82.6)%

* Refers to the percentage of total general and administrative expenses.

Our general and administrative expenses decreased by $2,954,502 or 82.6%, to $620,380 for the three months ended March 31, 2024 from $3,574,882 for the three months ended March 31, 2023, primarily attributable to consulting and professional service fees relating to the business combination with Pono.

Other Income, net

Our other income primarily includes gain on deconsolidation.

Total other income, net, increased by $9,460,660 or 10,968.8% from $86,251 for the three months ended March 31, 2023 to $9,546,911 of income for the three months ended March 31, 2024.

Net Income from Continuing Operations

As a result of the foregoing, we reported a net income of $8,926,531 for the three months ended March 31, 2024 representing a $12,415,162 or 355.9% increase from a net loss of $3,488,631 for the three months ended March 31, 2023. All net loss is attributable to AERWINS Technologies Inc.

Results from Discontinued Operations

As at June 30, 2023, to facilitate cost reduction plan, the Company has made the strategic decision to discontinue drone solution service and on December 27, 2023, the Company discontinued the remaining operations of A.L.I as part of the move of our operations to Los Angeles, California. The results of operations in relation to the Company’s operations in ALI have been classified by the Company as discontinued operations for the three months ended March 31, 2024 and 2023 for accounting purpose and are shown below:

	For the three months ended March 31,
	2024	2023

Revenues	$-	$1,265,883
Cost of revenues	-	955,071
Gross profit	-	310,812

Operating expenses:
Selling expenses	-	40,382
General and administrative expenses	-	2,647,569
Research and development expenses	-	2,090,219
Total operating expenses	-	4,778,170

Loss from operations		(4,467,358)

Other income (expenses):
Interest expenses, net	-	(6,847)
Loss on foreign currency transaction	-	(11,005)
Loss on disposal of fixed assets	-	(9,943)
Equity in earnings of investee	-	6,176
Other income	-	176,064
Total other income	-	154,445

Net loss from discontinued operations	-	(4,312,913)
Income tax	-	-
Net loss from discontinued operations	$-	$(4,312,913)

Deconsolidation of A.L.I.

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

As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, deconsolidated all assets and liabilities of A.L.I. during the three months ended March 31, 2024 from the Company’s financial statements.

The following table provides the carrying value of assets and liabilities of A.L.I that have been deconsolidated during the three months ended March 31, 2024:

As at	January 10, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$81,332
Total Assets	$81,332
LIABILITIES
Current Liabilities:
Short-term loans payable	$861,540
Accounts payable	4,403,030
Accrued expenses	1,254,820
Others payable	101,651
Contract liabilities	751,614
Current portion of long-term loans	204,584
Finance leases liabilities-current	116,002
Operating leases liabilities-current	225,874
Total Current Liabilities	7,919,115
Longer-term liabilities:
Long-term loans	2,873,758
Finance leases liabilities-non-current	31,893
Operating leases liabilities-non-current	145,677
Other long-term liabilities	169,679
Total long-term liabilities	3,221,007
Total Liabilities	$11,140,122

Net Liabilities deconsolidated	(11,058,790)
Accumulated other comprehensive loss	1,044,308
1,044,308

Gain on deconsolidation of A.L.I.	$10,014,482

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

Liquidity and Capital Resources

As of March 31, 2024, we had $163,275 in cash as compared to $2,072 as of December 31, 2023. As of March 31, 2024, our working capital deficit was $4,305,916.

In assessing our liquidity, management monitors and analyzes our cash, our ability to raise funds and to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We are looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash. To that end, management is currently scrutinizing potential cost reductions among the operating expenses and other cost reductions to better align our expenses with expected future revenues which resulted in our discontinuance as of December 31, 2023 of our drone photography services and joint research and development services previously provided within our unmanned air mobility business and the discontinuance of our non-core operations formerly carried out by our wholly owned indirect subsidiary, A.L.I. Consequently, the projected revenues from A.L.I.’s businesses we expected when we completed the Business Combination with Aerwins, Inc. will not be achieved. Furthermore, we note that we have a history of operating losses, have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing and shareholder loans. As of March 31, 2024, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. In connection with our efforts to obtain additional working capital, we raised $542,000 in cash from the sale of our Common Stock and received various shareholder advances discussed below. See “Liquidity and Capital Resources – Recent Financing Transactions” below. The primary need for liquidity is to fund working capital and general corporate purposes, including the payment of the Mandatory Prepayment portion of the Lind Notes, the expected costs to redesign, build and commercialize our planned MAV and the personnel costs, capital expenditures and the expected costs to redesign, build and commercialize our planned MAV and the personnel costs, capital expenditures and the costs of operating as a public company. The ability to meet these needs depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

During the year ended December 31, 2023 and three months ended March 31, 2024, one of the Company’s directors, Kiran Sidhu and a former director, Daisuke Katano, paid some payables on behalf of the Company. Mr. Sidhu paid $341,424 in the year 2023 and $45,189 during the three month period ended March 31,2024, as of March 31, 2024, the aggregate amount outstanding is $313,428. Mr. Katano paid $215,725 in the year 2023 and $9,935 is outstanding as of December 31, 2023. The Company will pay to them at an appropriate timing in light of its lack of adequate working capital.

Subsequent to the three months ended March 31, 2024, the Company received an aggregate of $140,000 from third parties. The advance is non-interest bearing, unsecured, and due on demand.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the three months ended March 31, 2024, the Company has an accumulated deficit of $63,484,844. On December 27, 2023, the Company discontinued the operations of A.L.I. Technologies Inc., a Japanese corporation (“A.L.I.”) which is its wholly-owned indirect subsidiary and filed a voluntary bankruptcy petition with the Tokyo District Court, Civil Division 20, “Tokutei Kanzai Kakari” [Special Trusteeship Section], Case ID: No. 8234 of 2023 (Fu). These factors raise substantial doubt on the Company’s ability to continue as a going concern.

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

Further, the Company has a significant amount of indebtedness. As of March 31, 2024 and December 31, 2023, the Company had total liabilities of $8,966,839 and $19,547,304, respectively. In addition, A.L.I.’s December 27, 2023 bankruptcy filing constituted an event of default pursuant to the secured convertible notes in the aggregate principal amount of $4,200,000 issued by us to Lind Global on April 12, 2023 and May 23, 2023 and as amended on August 25, 2023 (the “Lind Notes”). Pursuant to the terms of the January Note Amendments and the SPA Amendment, if the Company completes a Public Offering of our securities and make the Mandatory Prepayment no later than April 15, 2024, as provided for in the January Note Amendments, Lind Global has agreed to forbear enforcement of its rights due to the event of default. Since the Company was unable to fulfill these obligations, Lind Global has, at its option, the right to (1) demand payment of an amount equal to 120% of the outstanding principal amount of the Notes and (2) exercise all other rights and remedies available to it under the Notes and other agreements entered into among the Company and Lind in connection with the issuance of the Notes, subject to the Floor Price and cash payment.

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

Recent Financing Transactions

Lind Global Financing. On April 12, 2023, we entered into the Purchase Agreement with Lind Global pursuant to which we agreed to issue to Lind Global up to three secured convertible promissory notes (the “Convertible Notes” and each a “Convertible Note”) in the aggregate principal amount of $6,000,000 for an aggregate purchase price of $5,000,000 and warrants (the “Warrants” and each a “Warrant”) to purchase 56,016 shares of the Company’s common stock (the “Transaction”). On August 25, 2023 (the “Amendment Date”), we entered into an Amendment to Senior Convertible Promissory Note First Closing Note and an Amendment to the Senior Convertible Promissory Note Second Closing Note with Lind Global (collectively, the “Floor Note Amendments”) which amended the Conversion Price (as defined below) to include a floor price of $18.176 (the “Floor Price”). In addition to inclusion of a Floor Price, the Note Amendments also provide that at the option of Selling Securityholder, if in connection with a conversion under the Closing Notes, as amended, the Conversion Price is deemed to be the Floor Price, then in addition to issuing the Conversion Shares (as defined in the Closing Notes) at the Floor Price, we agreed to pay to Selling Securityholder a cash amount equal to (i) the number of shares of common stock that would be issued to Selling Securityholder upon a conversion determined by dividing the dollar amount to be converted being paid in shares of common stock by ninety percent (90%) of the lowest single VWAP during the twenty (20) Trading Days prior to the applicable date of conversion (notwithstanding the Floor Price) less (ii) the number of Conversion Shares issued to Selling Securityholder in connection with the conversion; and (iii) multiplying the result thereof by the VWAP on the Conversion Date.

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

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2024	2023

Net cash provided by (used in) continuing operating	$(380,797)	$810,374
Net cash used in investing activities	-	-
Net cash provided by financing activities	542,000	1,595,831
Net cash used in discontinued operations	-	(2,615,263)
Net decrease in cash and cash equivalents	161,203	(209,058)
Effect of exchange rate changes	-	(61,552)
Cash and cash equivalents, beginning of the year	2,072	300,943
Cash and cash equivalents at beginning of year held by discontinued operation	-	-
Cash and cash equivalents at ending of the year held by discontinued operation	-	-
Cash and cash equivalents, end of the year	$163,275	$30,333

Operating Activities

Net cash used in operating activities was $380,797 for the three months ended March 31, 2024, primarily consisting of the following:

● Net income of $8,926,531 for the three months ended March 31, 2024;

● Increase in Accounts payable of $163,241.

Net cash used in operating activities was $3,230,216 for the three months ended March 31, 2023, primarily consisting of cash used in discontinued operations.

Investing Activity

Net cash used in investing activities amounted to $Nil for the three months ended March 31, 2024.

Net cash used in investing activities was $45,559 for the three months ended March 31, 2023, primarily consisting of cash used in discontinued operations.

Financing Activities

Net cash provided by financing activities amounted to $542,000, for the three months ended March 31, 2024 and primarily consisted of proceeds from issuance of shares.

Net cash used in investing activities was $3,066,717 for the three months ended March 31, 2023, primarily consisting of cash used in discontinued operations and proceeds from reverse recapitalization.

Contractual obligations

Lease commitment

The Company’s subsidiary, A. L. I. Technologies entered into 13 leases for its office space, multi-function printers and a vehicle, which were classified as operating leases. A. L. I. Technologies also entered into two leases classified as finance leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period.

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

We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our financial statements.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our financial statements:

Use of Estimates

In preparing the financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long- lived assets, valuation allowance of deferred tax assets, and revenue recognition. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations and comprehensive income. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 — Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Placement Warrants, Public Warrants, and Debt Warrants for periods where no observable traded price was available are valued using a Black Scholes model.

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

Convertible Promissory Notes and Derivative Instruments

The Company accounts for the fair value of the conversion feature in accordance with the guidance contained in ASC 815, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible promissory note. Accordingly, we account for the conversion option as an embedded derivative contained in the Company’s promissory note at fair value. The derivative liability is required to be remeasured at each reporting date and the change in fair value is recognized in our statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Kiran Sidhu, our President and Chief Executive Officer, is our principal executive officer and Yinshun (Sue) He, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure. Management has determined that a material weakness exists due to administrative delays and other issues stemming from the bankruptcy filing of A.L.I. and the appointment of a bankruptcy trustee.

Changes in internal control over financial reporting

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Trustee presented a report at the Status Report Meeting that summarized the circumstances leading to the commencement of the bankruptcy proceedings, the progress and current status of the bankrupt and the bankruptcy estate, status of assets, the status of liabilities, existence or non-existence of circumstances necessitating a decision on a protective action or assessment of directors’ and officers’ liabilities and future procedures. The Trustee’s report stated that there is no prospect of distribution to the general creditors at this time and that it would continue its efforts to determine ownership rights for various assets, resolve contractual issues and determine claims related to taxes, public dues and labor claims. The next creditors’ meeting has been set for Monday, September 2, 2024, from 1:30 to 3:00 p.m. local time in the Court.

As a result of the filing of the Bankruptcy Proceedings and the January 10 Order, the Company concluded that it no longer controls A.L.I. for accounting purposes as of January 10, 2024, in accordance with U.S. GAAP Accounting Standards Codification 810, and, therefore, A.L.I. was deconsolidated from the Company’s consolidated financial statements prospectively, commencing in the first quarter of 2024. See, however, “Risk Factors – We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.” in Item 1A of our Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2024 and March 22, 2024, we entered into and completed the sale to two unrelated accredited investors (the “Investors”), of 100,000 shares and 35,500 shares, respectively, of our unregistered Common Stock at a price of $4.00 per share for an aggregate of $542,000 in cash (the “Offerings”).

These shares of our Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D or Regulation S promulgated thereunder since the issuance did not involve a public offering. The recipients were sophisticated investors and had access to information normally provided in a prospectus regarding the Company. In addition, the recipients were “accredited investors” as that term is defined in Rule 501(a) of Regulation D. Further, the issuance was not a “public offering” as defined in Section 4(a)(2) of the Securities Act due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of shares offered. The Company did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, the recipients had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on shares of Common Stock stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

On January 23, 2024, the Company and Lind Global entered into the January Note Amendments which amended the Closing Notes to, subject to the conditions discussed below, (i) reduce the aggregate principal amount of the Closing Notes from $4,200,000 to $3,500,000, (ii) require the Company to repay an aggregate of $1,750,000 of the principal amount of the Closing Notes no later than the closing date of a public offering of the Company’s common stock where it receives gross proceeds of at least $13,500,000 (the “Public Offering”) by April 15, 2024 and (iii) requires Lind Global to convert no less than an aggregate of $1,750,000 of the Closing Notes no later than 11 months after the closing of the Public Offering, provided that at the time of such conversion Lind Global receives shares of common stock that may be disposed of without restrictive legend at their issuance pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to an available exemption from or in a transaction not subject to the registration requirements of the Securities Act (the “Mandatory Conversion Amount”).

In addition, on January 23, 2024, the Company and Lind Global entered into the SPA Amendment No. 2 to, subject to the conditions discussed below, (i) eliminate the obligation of the Company and Lind Global to complete the Third Closing, (ii) delete the clause obligating the Company to register the shares of common stock issuable upon conversion of the Closing Notes and exercise of the Warrants (collectively, the “Closing Securities”) or pay Lind Global any delay payments as a result of the Company’s failure to register the Closing Securities, (iii) eliminate certain restrictions on the Company’s right to issue equity and debt in future transactions and (iv) eliminate Lind Global’s right to participate in future offerings of the Company’s securities, other than its rights to participate in the Public Offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information set forth in Item 3 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERWINS TECHNOLOGIES INC.

Dated: May 28, 2024	By:	/s/ Kiran Sidhu
	Name:	Kiran Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 28, 2024	By:	/s/ Yinshun (Sue) He
	Name:	Yinshun (Sue) He
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

